Form 10-K
period 2009-12-31
Florida Bank Group, Inc.
filed 2010-03-31
CIK 1370914

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-13711

FLORIDA BANK GROUP, INC.

(Exact name of registrant as specified in its charter)

Florida	20-8732828
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

201 N. Franklin Street, Suite 2800, Tampa, FL	33602
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (813) 367-5270

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, par value $0.01	None

Securities registered pursuant to Section 12(b) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant, based on the price of the Common Stock on June 30, 2009, the registrant’s most recently completed second fiscal quarter based upon the sales price of $4.00 for the sale by the registrant of 4,584,756 shares on May 29, 2009 and June 15, 2009 or $57,317,260 in the aggregate.

Number of shares of common stock outstanding as of February 26, 2010: 14,329,315

Documents Incorporated by Reference

Applicable portions of the Proxy Statement for the Annual Meeting of Stockholders of the Company to be held April 28, 2010 are incorporated by reference in Part III of this Form 10-K.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

The SEC encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Form 10-K contains “forward-looking statements”. These forward-looking statements include, among others, statements about our beliefs, plans, objectives, goals, expectations, estimates and intentions that are subject to significant risks and uncertainties and are subject to change based on various factors, many of which are beyond our control. The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “target,” “goal,” and similar expressions are intended to identify forward-looking statements.

All forward-looking statements, by their nature, are subject to risks and uncertainties. Our actual future results may differ materially from those set forth in the forward-looking statements. Our ability to achieve our financial objectives could be adversely affected by the factors discussed in detail in the section captioned “Risk Factors” as well as the following factors:

•	the strength of the United States economy in general and the strength of the local economies in which we conduct operations;

•	the loss of our key personnel;

•	the accuracy of our financial statement estimates and assumptions, including our allowance for loan losses;

•	our need and our ability to incur additional debt or equity financing;

•	our ability to execute our growth strategy through expansion;

•	inflation, interest rates, market and monetary fluctuations;

•	the effects of our lack of a diversified loan portfolio, including the risk of geographic concentration;

•	the frequency and magnitude of foreclosure of our loans;

•	effect of changes in the stock market and other capital markets;

•	legislative or regulatory changes;

•	the effects of harsh weather conditions, including hurricanes;

•	our ability to comply with the extensive laws and regulations to which we are subject;

•	changes in the securities and real estate markets;

•	increased competition and its effect on pricing;

•	technological changes;

•	changes in monetary and fiscal policies of the U.S. Government;

•	the effects of security breaches and computer viruses that may affect our computer systems;

•	changes in consumer spending and saving habits;

•	changes in accounting principles, policies, practices or guidelines;

•	effect of government’s action to the financial market crisis, including the possible nationalization of certain financial institutions;

•	anti-takeover provisions under Federal and state law as well as our Articles of Incorporation and our bylaws; and

•	our ability to manage the risks involved in the foregoing.

However, other factors besides those listed above and in the section captioned “Risk Factors” or discussed elsewhere in this Form 10-K also could adversely affect our results, and you should not consider any such list of factors to be a complete set of all potential risks or uncertainties. These forward-looking statements are not guarantees of future performance, but reflect the present expectations of future events by our management and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Any forward-looking statements made by us speak only as of the date they are made. We do not undertake to update any forward-looking statement, except as required by applicable law.

Item 1.	Description of Business

General.

We are a bank holding company under the Bank Holding Company Act of 1956, as amended, headquartered in Tampa, Florida. We were incorporated on January 12, 2007, under the laws of the State of Florida. We are the sole shareholder of Florida Bank, a Florida chartered commercial bank which provides a wide range of business and consumer financial services in its target marketplace. Florida Bank currently operates 16 banking offices located in Hillsborough, Pinellas, Duval, St. Johns, Sarasota, Manatee and Leon counties, Florida. We also own all of the outstanding shares of ACIC Properties, Inc. (formerly FBG Properties Inc.), which, from time to time purchases assets, in the form of substandard loans and foreclosed real estate properties, from Florida Bank and holds or markets these assets for resale. As of December 31, 2009, we had $830.3 million in total assets, including $624.7 million in net loans, and $630.5 million in deposits.

We acquired Bank of St. Petersburg on January 2, 2002, which at that time, operated 2 branches in St. Petersburg, Florida. We formed Bank of North Florida as a de novo bank in 2006 and commenced its operations in December 2006. Bank of North Florida operated its main office in downtown Jacksonville, Florida.

On May 1, 2007, we acquired 100% of the outstanding common stock of The Bank of Tallahassee. The Bank of Tallahassee operated three branches in Tallahassee, Florida and had approximately $78 million in assets at the date of acquisition. The Bank of Tallahassee became our third bank subsidiary.

On September 1, 2007, we acquired 100% of the outstanding common stock of Cygnet Financial Corporation. At the date of acquisition, Cygnet Financial Corporation was merged with and into Florida Bank Group, Inc., and Cygnet Financial Corporation’s subsidiary, Cygnet Private Bank, became our fourth bank subsidiary. Cygnet Private Bank operated its main office in Ponte Vedra Beach, Florida and had approximately $100 million in assets at the date of acquisition. At December 31, 2007, we owned 100% of the outstanding common stock of Bank of St. Petersburg, Bank of North Florida, The Bank of Tallahassee and Florida Bank of Jacksonville (formerly known as Cygnet Private Bank).

On January 25, 2008, Florida Bank of Jacksonville acquired most of the assets and assumed the liabilities of Bank of North Florida. At the same time, Bank of North Florida moved its main office from Jacksonville to Sarasota, Florida and changed its name to Florida Bank of Sarasota.

On June 30, 2008, Bank of St. Petersburg changed its name to Florida Bank.

On December 5, 2008, Florida Bank of Sarasota (formerly known as Bank of North Florida) merged with and into Florida Bank.

On March 30, 2009, The Bank of Tallahassee and Florida Bank of Jacksonville merged with and into Florida Bank.

On May 29, 2009 and June 15, 2009, we sold a combined total of 4,584,756 shares of our common stock in a private placement, through a rights offering to our existing shareholders, at a price of $4.00 per share, for aggregate gross proceeds of $18,339,024. On July 24, 2009 we closed on the sale of Fixed Rate Cumulative Perpetual Preferred Stock, Series A and B (“Preferred Stock”) to the United States Treasury (“the Treasury”), as part of the Capital Purchase Program, for aggregate gross proceeds of $20,471,000.

The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to applicable limits. The operations of the Bank are subject to the supervision and regulation of the Federal Reserve and the Florida Office of Financial Regulation. The holding company is also subject to regulation by the Federal Reserve.

Unless otherwise indicated, the terms “us”, “we”, “our”, and the “Company” refer to Florida Bank Group, Inc. together with its consolidated subsidiaries. Any references to the “Bank” refers to Florida Bank.

Business Strategy.

Our business strategy is to operate as a profitable banking organization, with an emphasis on relationship banking. Our lending strategy includes commercial business loans to small and medium-sized businesses, consumer lending, and select real estate loans. We emphasize comprehensive business products and responsiveness which reflects our knowledge of our local markets and customers. The Bank offers a wide range of commercial and retail banking and financial services to businesses and individuals.

Our marketing strategy is targeted to:

•	Capitalize on our personal relationship approach, which we believe differentiates us from our larger competitors;

•	Provide customers with access to our local executives who make key credit and other decisions;

•	Pursue commercial lending opportunities with small to mid-sized businesses that are underserved by our larger competitors; and

•	Cross-sell our products and services to our existing customers to leverage our relationships.

Growth Strategy.

Our growth strategy is geared toward building a preeminent community bank in the state of Florida. The growth strategy includes having a significant market share (as defined by deposits), among community banks, in each of the markets in which we currently operate, and markets into which we may expand. We may expand into contiguous markets and new markets via de novo branching and/or acquisitions. We may evaluate the purchase of certain branch(es) from other institutions, whole bank acquisitions and acquisitions involving failed institutions that are placed into receivership and marketed by the FDIC.

We will focus on increasing the number of customer relationships and, ultimately, deposits, loans and profitability. Organic strategies include taking advantage of customer dislocation in the market place created by other banks’ operating limitations and customer dissatisfaction. We also have retail strategies in place to drive more business through our branch infrastructure.

Our Business.

Historically, the Bank’s market areas have been served both by large banks headquartered out of state as well as a number of community banks offering a high level of personal attention, recognition and service. The large banks have generally applied a transactional business approach, based upon volume considerations, to the market, while community banks have traditionally offered a more service relationship approach.

The Bank provides a range of consumer and commercial banking services to individuals, businesses and industries. The basic services offered by the Bank include: demand interest bearing and noninterest bearing accounts, money market deposit accounts, NOW accounts, time deposits, safe deposit services, business credit cards, debit cards, direct deposits, notary services, money orders, night depository, travelers’ checks, cashier’s checks, domestic collections, savings bonds, bank drafts, automated teller services, drive-in tellers, banking by mail and the full range of consumer loans, both collateralized and uncollateralized. In addition, the Bank makes secured and unsecured commercial and real estate loans and issues stand-by letters of credit. The Bank provides automated teller machine (ATM) cards permitting our customers to utilize the convenience of the Bank’s ATM network nationwide and internationally. The Bank does not have trust powers and, accordingly, no trust services are provided.

The Bank’s target market is professionals, executives, small to medium-sized businesses, and high net worth individuals. The small to medium sized business customer (typically a commercial entity with annual sales of $30 million or less) has the opportunity to generate significant revenue for banks yet is generally underserved by large bank competitors.

The revenues of the Bank are primarily derived from interest on, and fees received in connection with, real estate and other loans, interest and dividends from investment securities, deposit fee income generated from demand accounts, ATM fees, and other services. The principal sources of funds for the Bank’s lending activities are deposits, borrowings from the Federal Home Loan Bank, loan repayments, and proceeds from investment securities. The principal expenses of the Bank are the interest paid on deposits and borrowings, and operating and general administrative expenses.

As is the case with banking institutions generally, the Bank’s operations are materially and significantly influenced by general economic conditions and by related monetary and fiscal policies of financial institution regulatory agencies, including the Federal Reserve and the FDIC. Deposit flows and costs of funds are influenced by interest rates on competing investments and general market rates of interest. Lending activities are affected by the demand for financing of real estate and other types of loans, which in turn is affected by the interest rates at which such financing may be offered and other factors affecting local demand and availability of funds. The Bank faces strong competition in the attraction of deposits (the primary source of lendable funds) and in the origination of loans. See “Competition.”

The Company does not believe that it has any lending relationships upon which the Company is dependent. As of December 31, 2009, the largest lending relationship including affiliated entities of the borrower represented 1.24% of the assets of the Company.

Market Area.

Our current primary market area includes the areas surrounding the metropolitan markets of Tampa, St. Petersburg, Sarasota, Jacksonville and Tallahassee, Florida. This market area includes the following seven Florida counties: Hillsborough, Pinellas, Sarasota, Manatee, Duval, St. Johns and Leon.

Banking Services.

Commercial Banking.

The Bank focuses its commercial loan originations on small and mid-sized businesses (generally up to $30 million in annual sales) and such loans are usually accompanied by related deposits. Commercial underwriting is driven by historical and projected cash flow analysis supported by collateral analysis and review. Commercial loan products include commercial real estate construction and term loans; working capital loans and lines of credit; demand, term and time loans; and equipment, inventory and accounts receivable financing. The Bank offers a range of cash management services and deposit products to commercial customers, including electronic banking.

Retail Banking.

The Bank’s retail banking activities emphasize consumer deposit and checking accounts. An extensive range of these services is offered by the Bank to meet the varied needs of its customers from young persons to senior citizens. In addition to traditional products and services, the Bank offers other products and services, such as debit cards, internet banking, and electronic bill payment services. Consumer loan products offered by the Bank include home equity lines of credit, second mortgages, new and used auto loans, new and used boat loans, overdraft protection, and unsecured personal credit lines.

Lending Services.

Loan Portfolio Composition.

At December 31, 2009 and December 31, 2008, our net loan portfolio totaled $624.7 million and $649.9 million, respectively, representing approximately 75.23% and 75.66% of our total assets of $830.3 million and $859.0 million, respectively.

The composition of our loan portfolio at December 31, 2009 and December 31, 2008 is indicated below (in thousands):

	December 31, 2009		December 31, 2008
	Amount	% of Total	Amount	% of Total
Commercial	$63,439	9.81%	$65,308	9.78%
Commercial Real Estate	343,028	53.08%	339,906	50.90%
Residential Real Estate	220,854	34.17%	242,023	36.24%
Consumer Loans	19,027	2.94%	20,573	3.08%

Total loans	646,348	100.00%	667,810	100.00%
Less: Net deferred fees	(355)		(349)
Less: Allowance for loan losses	(21,342)		(17,550)

Loans, Net	$624,651		$649,911

There was approximately $46.9 million in non-performing loans (non-accrual loans and accruing loans 90 days or more past due) at December 31, 2009, and $27.9 million at December 31, 2008.

Commercial Loans.

At December 31, 2009 and December 31, 2008, our commercial loan portfolio totaled $63.4 million and $65.3 million, respectively. Loans are made for acquisition, expansion, and working capital purposes and may be secured by real estate, accounts receivable, inventory, equipment or other assets. The financial condition and cash flow of commercial borrowers are closely monitored by the submission of corporate financial statements, personal financial statements and income tax returns. The frequency of submissions of required financial information depends on the size and complexity of the credit and the collateral that secures the loan. It is our general policy to obtain personal guarantees from the principals of commercial loan borrowers.

Real Estate Loans.

At December 31, 2009 and December 31, 2008, our real estate loan portfolio (comprised of commercial and residential real estate loans) totaled $563.9 million and $581.9 million, respectively. The Bank originates mortgage loans secured by commercial and residential real estate.

Commercial Real Estate Loans.

At December 31, 2009 and December 31, 2008, our commercial real estate loan portfolio totaled $343.0 million and $339.9 million, respectively, of which $60.4 million and $68.2 million, respectively, represents commercial real estate construction loans. Such loans are primarily secured by retail office buildings, multi-family construction projects, land, and general purpose business space. For construction loans, we lend to credit worthy customers, which may include builders who generally have been in business for a minimum of five years.

Of the $343.0 million and $339.9 million of commercial real estate loans, at December 31, 2009 and December 31, 2008, respectively, $132.7 million and $130.3 million, respectively, are owner occupied properties.

We seek to reduce the risks associated with commercial mortgage lending by targeting our market area and underwriting the property and the sponsor. The Bank’s policy states that the maximum loan to value limits are as follows: raw land—65%, land development—75%, and all other commercial real estate—80%. Any exception to the foregoing limits requires the approval of certain officers and/or the Bank’s loan committee.

Appraisals on properties securing commercial real estate loans originated by us are performed by an independent appraiser at the time the loan is made. In addition, our underwriting procedures generally require verification of the borrower’s credit history, income and financial condition, banking relationships, references and income projections for the property. We generally obtain personal guarantees for our commercial real estate loans, and analyze the sponsor’s global cash flow, personal financial statement and contingent liabilities.

Residential Real Estate Loans.

At December 31, 2009 and December 31, 2008, our residential real estate loan portfolio totaled $220.9 million and $242.0 million, respectively. The following table provides the components of residential real estate loans ($ in millions):

	December 31, 2009		December 31, 2008
	Amount	% of Total	Amount	% of Total
I-4 Family Residential Construction	$8.9	4.03%	$18.3	7.56%
Revolving open-end loans (home equity loans)	87.2	39.47%	88.9	36.74%
Closed-end loans secured by first liens	100.4	45.46%	100.0	41.32%
Closed-end loans secured by junior liens	2.9	1.31%	3.7	1.53%
Closed-end loans secured by multi-family	21.5	9.73%	31.1	12.85%

Total	$220.9	100.00%	$242.0	100.00%

Loans to individuals for the construction of their primary or secondary residences are secured by the property under construction.

The loan to value ratio of construction loans is based on the lesser of the cost to construct or the appraised value of the completed home. Construction loans typically have a maturity of 12 months. These construction loans to individuals may be converted to permanent loans upon completion of construction.

We require that a survey be conducted and title insurance be obtained, insuring the priority of our mortgage lien. Typically, the loan to value limit for first mortgage lending on residential real estate is 80% of the lesser of the acquisition cost or the estimate of fair market value.

Home equity loans (revolving open-end loans) are typically made in an amount up to 85% of the appraised value of the property securing the loan, less the amount of any existing liens on the property. Home equity loans typically have an original maturity of 10 years. Closed-end loans are primarily secured by liens on the property and have fixed terms and maturity dates which can extend up to 15 years. The interest rates on both home equity loans and closed-end loans can be either fixed or variable.

When originating a real estate loan, we obtain a new appraisal of the property from an independent third party to determine the adequacy of the collateral, and the appraisal will be independently reviewed by our loan administrators. Borrowers are required to obtain casualty insurance and, if applicable, flood insurance in amounts at least equal to the outstanding loan balance or the maximum amount allowed by law.

Installment, Consumer and Other Loans

At December 31, 2009 and December 31, 2008, our installment and consumer loan portfolio totaled $19.0 million and $20.6 million, respectively. The Bank offers a variety of installment, consumer, and other loans. These loans are typically secured by residential real estate, securities, and Florida Bank certificates of deposit, or personal property, including automobiles and boats. These loans also include unsecured personal loans. The majority of the terms range from 12 months to 60 months.

Credit Administration.

The Bank’s lending activities are subject to written policies approved by the Board of Directors to ensure proper management of credit risk. Loans are subject to a defined credit process that includes credit evaluation of borrowers, risk-rating of credit, establishment of lending limits and application of lending procedures, including the holding of adequate collateral and the maintenance of compensating balances, as well as procedures for on-going identification and management of credit deterioration. Regular portfolio reviews are performed to identify potential underperforming credits, estimate loss exposure, and ascertain compliance with the Bank’s policies. Management review consists of evaluation of the financial strengths of the borrower and the guarantor, the related collateral and the effects of economic conditions.

The Bank generally does not make commercial or consumer loans outside its market area unless the borrower has an established relationship with the Bank and conducts its principal business operations within the Bank’s market area. Consequently, the Bank and its borrowers are primarily affected by the economic conditions prevailing in its market area.

Investment Activity.

The primary objective of our investment portfolio is to provide a source of liquidity. Subject to our liquidity objective, we seek to earn an acceptable rate of return through investments with a mixture of maturities and compositions. We seek to mitigate interest rate sensitivity; however, we manage our investment portfolio in the context of the Bank’s overall interest rate sensitivity. We seek to accomplish this by matching, to the greatest extent possible, the maturity of assets with liabilities.

We invest primarily in U.S. government and agency obligations, guaranteed as to principal and interest, and to a lesser extent, other high credit quality securities. We enter into federal funds transactions with our principal correspondent banks directly or as an agent.

Competition.

We operate in a highly competitive environment competing for deposits and loans with commercial banks, thrifts and other financial institutions, many of which have greater financial resources than us. Many large financial institutions compete for business in our service area. Certain of these institutions have significantly higher lending limits than we do and provide services to their customers that we do not offer.

We believe we are able to compete favorably with our competitors because we provide responsive, personalized services through our knowledge and awareness of our service area, customers and business.

The following table displays data provided by the FDIC regarding our competition in Hillsborough, Pinellas, Sarasota, Manatee, Duval, St. Johns and Leon counties, Florida (our primary market area), as of June 30, 2009, the latest date for which data was available:

County	Number of Insured Financial Institutions	Number of Retail Branches	Our Deposit Market Share
Hillsborough	52	324	1.66%
Pinellas	38	335	0.85%
Sarasota	43	191	0.08%
Manatee	34	138	0.08%
Duval	33	200	0.14%
St. Johns	22	68	1.09%
Leon	19	94	1.28%

Interest rates, both on loans and deposits, and prices of fee-based services are significant competitive factors among financial institutions generally. Other important competitive factors include office location, office hours, the quality of customer service, community reputation, continuity of personnel and services, and, in the case of larger commercial customers, relative lending limits and the ability to offer sophisticated cash management and other commercial banking services. Many of our larger competitors have greater resources, broader geographic markets, more extensive branch networks, and higher lending limits than we do. They also can offer more products and services and can better afford and make more effective use of media advertising, support services and electronic technology than we can.

Our largest competitors in the market include: Bank of America, Wells Fargo, SunTrust, BB&T, Regions Financial, and Fifth Third. These institutions capture the majority of the deposits. Our significant community bank competitors include: Capital City, Bank of Tampa, Synovus, Carolina First Bank (Mercantile Bank), First Guaranty Bank and Trust Company and The Jacksonville Bank. We believe that community banks can compete successfully by providing personalized service and making timely, local decisions and thus draw business away from larger institutions in the market. We also believe that further consolidation in the banking industry is likely to create additional opportunities for community banks to capture deposits from affected customers who may become dissatisfied as their financial institutions grow larger.

Marketing and Distribution.

In order to market our deposit and loan products, we rely heavily on word of mouth and direct customer contact calling efforts. In addition, our Board of Directors and management team realize the importance of forging partnerships within the community as a method of expanding our customer base and serving the needs of our community. In this regard, we are an active participant in various community activities and organizations. Participation in such events and organizations allows management to determine what additional products and services are needed in our community as well as assisting in our efforts to determine credit needs in accordance with the Community Reinvestment Act.

In addition to our direct contact marketing methods, we use limited local print advertising, product brochures, and direct mail to build our customer base.

Employees.

As of December 31, 2009, we employed 164 full-time employees and eight part-time employees. Our employees are not represented by a collective bargaining unit. We consider relations with our employees to be good.

Regulatory Considerations.

We must comply with state and federal banking laws and regulations that control virtually all aspects of our operations. These laws and regulations generally aim to protect our depositors, not our shareholders or our creditors. Any changes in applicable laws or regulations may materially affect our business and prospects. Such legislative or regulatory changes may also affect our operations. The following description summarizes some of the laws and regulations to which the Bank and we are subject.

The Company.

We are registered with the Board of Governors of the Federal Reserve System as a bank holding company under the Bank Holding Company Act of 1956, or BHCA. As a result, we are subject to supervisory regulation and examination by the Federal Reserve. The Gramm-Leach-Bliley Act, the BHCA, and other federal laws subject bank holding companies to particular restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations.

Recent Legislative and Regulatory Initiatives to Address Financial and Economic Crises.

As we discuss in the Management’s Discussion and Analysis section of this Form 10-K, the global and U.S. economies are experiencing significantly reduced business activity as a result of, among other factors, disruptions in the financial system in the past two years. To combat the current severe recession, the federal government and the Federal Reserve have been extremely active in setting monetary policy, sometimes through the use of extraordinary techniques that previously have had limited use. For example, the U.S. government has passed the Emergency Economic Stabilization Act (“EESA”), which provides the Treasury Department the ability to purchase or insure troubled assets held by financial institutions and their holding companies in a troubled asset relief program (“TARP”) and to purchase debt or equity securities from participating financial institutions (“TARP Capital Purchase Program”). Other extraordinary measures taken by U.S. governmental agencies include the establishment by the FDIC of the Temporary Liquidity Guarantee Program (“TLGP”). The TLGP includes the Transaction Account Guarantee Program (“TAGP”), which provides unlimited deposit insurance coverage through June 30, 2010 for noninterest-bearing transaction accounts (typically business checking accounts) and certain funds swept into noninterest-bearing savings accounts. Institutions participating in the TAGP pay a 10 basis points fee (annualized) on the balance of each covered account in excess of $250,000, while the extra deposit insurance is in place. The TLGP also includes the Debt Guarantee Program (“DGP”), under which the FDIC guarantees certain senior unsecured debt of FDIC-insured institutions and their holding companies.

As these governmental programs have been announced, we have reviewed the programs to determine whether we should participate. We elected to participate in the TARP Capital Purchase Program and the TAGP, but not the DGP. Please see the discussion below under the heading “The Bank—Insurance of Accounts and Other Assessments.”

Permitted Activities.

In 1999, the Gramm-Leach-Bliley Act was enacted, which amended the BHCA by: (i) allowing bank holding companies that qualify as “financial holding companies” to engage in a broad range of financial and related activities; (ii) allowing insurers and other financial service companies to acquire banks; (iii) removing restrictions that applied to bank holding company ownership of securities firms and mutual fund advisory companies; and (iv) establishing the overall regulatory scheme applicable to bank holding companies that also engage in insurance and securities operations.

In contrast to financial holding companies, bank holding companies are limited to managing or controlling banks, furnishing services to or performing services for its subsidiaries, and engaging in other activities that the

Federal Reserve determines by regulation or order to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. As a bank holding company, these restrictions apply to us. In determining whether a particular activity is permissible, the Federal Reserve must consider whether the performance of such an activity reasonably can be expected to produce benefits to the public that outweigh possible adverse effects. Possible benefits include greater convenience, increased competition, and gains in efficiency. Possible adverse effects include undue concentration of resources, decreased or unfair competition, conflicts of interest, and unsound banking practices. Despite prior approval, the Federal Reserve may order a bank holding company or its subsidiaries to terminate any activity or to terminate ownership or control of any subsidiary when the Federal Reserve has reasonable cause to believe that a serious risk to the financial safety, soundness or stability of any bank subsidiary of that bank holding company may result from such an activity.

Capital; Dividends; Source of Strength.

The Federal Reserve imposes certain capital requirements on bank holding companies under the BHCA, including a minimum leverage ratio and a minimum ratio of “qualifying” capital to risk-weighted assets. These requirements are described below under “Capital Regulations.”

In accordance with Federal Reserve policy, we are expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances in which we might not otherwise do so. In furtherance of this policy, the Federal Reserve may require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve’s determination that such activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank holding company. Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or nonbank subsidiary if the agency determines that divestiture may aid the depository institution’s financial condition.

The Bank.

The Bank is a banking institution that is chartered by and headquartered in the State of Florida, and it is subject to supervision and regulation by the Florida Office of Financial Regulation and the Federal Reserve, and is subject to other laws and regulations applicable to banks. The Florida Office of Financial Regulation and the Federal Reserve supervise and regulate all areas of the Bank’s operations including, without limitation, the making of loans, the issuance of securities, the conduct of the Bank’s corporate affairs, the satisfaction of capital adequacy requirements, the payment of dividends, and the establishment or closing of branches.

Dividends.

The Bank is subject to legal limitations on the frequency and amount of dividends that can be paid to us. The Federal Reserve may restrict the ability of the Bank to pay dividends if those payments would constitute an unsafe or unsound banking practice. These regulations and restrictions may limit our ability to obtain funds from the Bank for our cash needs, including funds for acquisitions and the payment of dividends, interest, and operating expenses.

In addition, Florida law also places certain restrictions on the declaration of dividends from state chartered banks to their holding companies. Pursuant to the Florida Financial Institutions Code, the Board of Directors of state chartered banks, after charging off bad debts, depreciation and other worthless assets, if any, and making provisions for reasonably anticipated future losses on loans and other assets, may quarterly, semi-annually or annually declare a dividend of up to the aggregate net profits of that period combined with the bank’s retained net profits for the preceding two years and, with the approval of the Florida Office of Financial Regulation, declare a dividend from retained net profits that accrued prior to the preceding two years. Before declaring any dividends, 20% of the net profits for the preceding period as is covered by the dividend must be transferred to the surplus fund of the bank until this fund becomes equal to the amount of the bank’s common stock then issued and outstanding. The bank may not declare any dividend if (i) its net income from the current year combined with the retained net income for the preceding two years is a loss or (ii) the payment of a dividend would cause the capital account of the bank to fall below the minimum amount required by law, regulation, order or any written agreement with the Florida Office of Financial Regulation or a federal regulatory agency.

Insurance of Accounts and Other Assessments.

The FDIC merged the Bank Insurance Fund and the Savings Association Insurance Fund to form the DIF on March 31, 2006. The Bank pays its deposit insurance assessments to the DIF, which insures the Bank’s deposit accounts.

On October 3, 2008, the Emergency Economic Stabilization Act of 2008 was enacted, which temporarily raises the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. The legislation provides that the basic deposit insurance limit will return to $100,000 after December 31, 2013.

In addition, on November 26, 2008 the FDIC issued a final rule under TAGP, pursuant to which the deposit insurance coverage limits were extinguished for all non-interest bearing transaction deposit accounts, including all personal and business checking deposit accounts that do not earn interest, lawyer trust accounts where interest does not accrue to the account owner (IOLTA), and NOW accounts with interest rates no higher than 0.50%. Thus, all money in these accounts is fully insured by the FDIC regardless of dollar amount. This second increase to coverage is in effect through June 30, 2010. The cost to us for participating in this expanded deposit insurance coverage program is a 10-basis point surcharge to our current insurance assessment rate with respect to the portions of the TAGP covered deposit accounts not otherwise covered by the existing deposit insurance limit of $250,000. The Bank is participating in TAGP.

Effective January 1, 2007, the FDIC established a risk-based assessment system for determining the deposit insurance assessments to be paid by insured depository institutions. Under the current assessment system, the FDIC assigns an institution to one of four risk categories, with the first category having two sub-categories based on the institution’s most recent supervisory and capital evaluations, designed to measure risk. Assessment rates currently range from 0.12% of deposits for an institution in the highest sub-category of the highest category to 0.50% of deposits for an institution in the lowest category. The FDIC adopted a revised risk based deposit insurance assessment schedule on February 27, 2009, which raised deposit insurance premiums. On May 22, 2009, the FDIC also implemented a five basis point special assessment of each insured depository institution’s assets minus Tier 1 capital as of September 30, 2009, but no more than 10 basis points times the institution’s assessment base for the second quarter of 2009, to be collected on November 30, 2009. The FDIC also adopted a rule that required insured institutions to prepay, on December 30, 2009, an estimated quarterly risk-based assessment for the fourth quarter of 2009 and for all of 2010, 2011, and 2012. On December 30, 2009, the Bank paid $6.0 million. Additional special assessments may be imposed by the FDIC for future periods. The Bank participates in the FDIC’s Temporary Liquidity Guarantee Program, or TLG, for noninterest-bearing transaction deposit accounts. Banks that participate in the TLG’s noninterest-bearing transaction account guarantee will pay the FDIC an annual assessment of from 10 to 25 basis points on the amounts in such accounts above the amounts covered by FDIC deposit insurance. To the extent that these TLG assessments are insufficient to cover any loss or expenses arising from the TLG program, the FDIC is authorized to impose an emergency special assessment on all FDIC-insured depository institutions. The FDIC has authority to impose charges for the TLG program upon depository institution holding companies, as well. These changes will cause the premiums and TLG assessments charged by the FDIC to increase. These actions could significantly increase the Bank’s noninterest expense in 2010 and for the foreseeable future.

Community Reinvestment Act.

The Community Reinvestment Act and its corresponding regulations are intended to encourage banks to help meet the credit needs of their service area, including low and moderate income neighborhoods, consistent with the safe and sound operations of the banks. These regulations provide for regulatory assessment of a bank’s record in meeting the needs of its service area. Federal banking agencies are required to make public a rating of a bank’s performance under the Community Reinvestment Act. The FDIC considers a bank’s Community Reinvestment Act rating when the bank submits an application to establish branches, merge, or acquire the assets and assume the liabilities of another bank. In the case of a bank holding company, the Community Reinvestment Act performance record of all banks involved in the merger or acquisition are reviewed in connection with the filing of an application to acquire ownership or control of shares or assets of a bank or to merge with any other bank holding company. An unsatisfactory record can substantially delay or block the transaction.

Capital Regulations.

The federal banking regulators, including the FDIC, have adopted risk-based capital adequacy guidelines for bank holding companies and their subsidiary state-chartered banks. The risk-based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and financial holding companies, to account for off-balance sheet exposure, to minimize disincentives for holding liquid assets and to achieve greater consistency in evaluating the capital adequacy of major banks throughout the world. Under these guidelines, assets and off-balance sheet items are assigned to broad risk categories each with designated weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.

Federal laws and regulations establish a capital-based regulatory scheme designed to promote early intervention for troubled banks and require the FDIC to choose the least expensive resolution of bank failures. The capital-based regulatory framework contains five categories of compliance with regulatory capital requirements, including “well capitalized”, “adequately capitalized”, “undercapitalized”, “significantly undercapitalized” and “critically undercapitalized.” To qualify as a “well-capitalized” institution, a bank must have a leverage ratio of no less than 5%, a Tier I risk-based ratio of no less than 6%, and a total risk-based capital ratio of no less than 10%, and the bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. Generally, a financial institution must be “well capitalized” before the Federal Reserve will approve an application by a bank holding company to acquire or merge with a bank or bank holding company.

Under the regulations, the applicable agency can treat an institution as if it were in the next lower category if the agency determines (after notice and an opportunity for hearing) that the institution is in an unsafe or unsound condition or is engaging in an unsafe or unsound practice. The degree of regulatory scrutiny of a financial institution will increase, and the permissible activities of the institution will decrease, as it moves downward through the capital categories. Institutions that fall into one of the three undercapitalized categories may be required to (i) submit a capital restoration plan; (ii) raise additional capital; (iii) restrict their growth, deposit interest rates, and other activities; (iv) improve their management; (v) eliminate management fees; or (vi) divest themselves of all or a part of their operations. Bank holding companies controlling financial institutions can be called upon to boost the institutions’ capital and to partially guarantee the institutions’ performance under their capital restoration plans.

The minimum ratios referred to above are merely guidelines and the bank regulators possess the discretionary authority to require higher ratios.

Bank Secrecy Act/ Anti-Money Laundering.

The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”) was enacted in response to the terrorist attacks occurring on September 11, 2001. The USA PATRIOT Act is intended to strengthen the U.S. law enforcement and intelligence communities’ ability to work together to combat terrorism. Title III of the USA PATRIOT Act, the International Money Laundering Abatement and Anti-Terrorist Financing Act of 2001, amended the Bank

Secrecy Act and adopted additional provisions that increased the obligations of financial institutions, including the Bank, to file reports and maintain records, to identify their customers, watch for and report upon suspicious transactions, respond to requests for information by federal banking and law enforcement agencies, and share information with other financial institutions. In addition, the collected customer identification information must be verified within a reasonable time after a new account is opened through documentary or non-documentary methods.

In 2007, the FDIC and the other federal financial regulatory agencies issued an interagency policy on the application of section 8(s) of the Federal Deposit Insurance Act. This provision generally requires each federal banking agency to issue an order to cease and desist when a bank is in violation of the requirement to establish and maintain a Bank Secrecy Act/anti-money laundering (BSA/AML) compliance program, or, in the alternative, the bank fails to correct a deficiency that has been previously cited by the federal banking agency with respect to the bank’s BSA/AML compliance program. The policy statement provides that, in addition to the circumstances where the agencies will issue a cease and desist order in compliance with section 8(s), they may take other actions as appropriate for other types of BSA/AML program concerns or for violations of other BSA requirements. The policy statement also does not address the independent authority of the U.S. Department of the Treasury’s Financial Crimes Enforcement Network to take enforcement action for violations of the BSA.

Fair and Accurate Credit Transaction Act of 2003.

The Fair and Accurate Credit Transaction Act of 2003, which amended the Fair Credit Reporting Act, enhances consumers’ ability to combat identity theft, increases the accuracy of consumer reports, allows consumers to exercise greater control over the type and amount of marketing solicitations they receive, restricts the use and disclosure of sensitive medical information, and establishes uniform national standards in the regulation of consumer reporting.

In 2007, the Federal Reserve and the other federal financial regulatory agencies together with the U.S. Department of the Treasury and the Federal Trade Commission issued final regulations (Red Flag Regulations) enacting Sections 114 and 315 of the Fair and Accurate Credit Transaction Act of 2003. The Red Flag Regulations require banks to have identity theft policies and programs in place. The Red Flag Regulations require banks to develop and implement an identity theft protection program for combating identity theft in connection with new and existing consumer accounts and other accounts for which there is a reasonably foreseeable risk of identity theft.

Consumer Laws and Regulations.

The Bank is also subject to other federal and state consumer laws and regulations that are designed to protect consumers in transactions with banks. While the following list is not exhaustive, these laws and regulations include the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, Check Clearing for the 21st Century Act, the Fair Credit Reporting Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Home Mortgage Disclosure Act, and the Real Estate Settlement Procedures Act, among others. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits or making loans to customers. The Bank must comply with the applicable provisions of these consumer protection laws and regulations as part of its ongoing customer relations.

Future Legislative Developments.

Various legislative acts from time to time are introduced in Congress and the Florida legislature. This legislation may change banking statutes and the environment in which we and the Bank operate in substantial and unpredictable ways. We cannot determine the ultimate effect that potential legislation, if enacted, or implementing regulations with respect thereto, would have upon our financial condition or results of operations or that of the Bank.

Effect of Governmental Monetary Policies.

The commercial banking business in which the Bank engages is affected not only by general economic conditions, but also by the monetary policies of the Federal Reserve. Changes in the discount rate on member bank borrowing, availability of borrowing at the “discount window,” open market operations, the imposition of changes in reserve requirements against member banks’ deposits and assets of foreign branches and the imposition of and changes in reserve requirements against certain borrowings by banks and their affiliates are some of the instruments of monetary policy available to the Federal Reserve. These monetary policies are used in varying combinations to influence overall growth and distributions of bank loans, investments and deposits, and this use may affect interest rates charged on loans or paid on deposits. The monetary policies of the Federal Reserve have had a significant effect on the operating results of commercial banks and are expected to do so in the future. The monetary policies of the Federal Reserve are influenced by various factors, including inflation, unemployment, short-term and long-term changes in the international trade balance and in the fiscal policies of the U.S. Government. Future monetary policies and the effect of such policies on the future business and earnings of the Bank cannot be predicted.

Income Taxes.

We are subject to income taxes at the federal level and subject to state taxation in Florida. We file consolidated federal and state tax returns with a fiscal year ending on December 31.

Item 1A.	Risk Factors

An investment in our shares involves a high degree of risk. If any of the risks discussed in this Form 10-K actually occur, or if additional risks and uncertainties not presently known to us or that we do not currently believe to be important to you, materialize, our business, results of operations or financial condition would likely suffer. If this were to happen, the value of our shares could decline significantly and you may lose all or part of your investment. The risk factors described below are not the only ones that may affect us. Our forward-looking statements in this Form 10-K are subject to the following risks and uncertainties. Our actual results could differ materially from those anticipated by our forward-looking statements as a result of the risk factors below. See “Cautionary Statement Regarding Forward-Looking Information.”

Risks Related to our Business.

Difficult market conditions and economic trends have adversely affected our industry and our business and may lead to increased government regulation.

Dramatic declines in the housing market, with decreasing home prices and increasing delinquencies and foreclosures, have negatively impacted the credit performance of mortgage and construction loans and resulted in significant write-downs of assets by many financial institutions. General downward economic trends, reduced availability of commercial credit and increasing unemployment have negatively impacted the credit performance of commercial and consumer credit, resulting in increased write-downs. Concerns over the stability of the financial markets and the economy have resulted in decreased lending by financial institutions to their customers and to each other. This market turmoil and tightening of credit has led to increased commercial and consumer deficiencies, lack of customer confidence, increased market volatility and widespread reduction in general business activity. Financial institutions have experienced decreased access to deposits and borrowings.

The resulting economic pressure on consumers and businesses and the lack of confidence in the financial markets may adversely affect our business, financial condition and results of operations.

Our ability to assess the creditworthiness of customers and to estimate the losses inherent in our credit exposure is made more complex by these difficult market and economic conditions. We also expect to face increased regulation and government oversight as a result of these downward trends. This increased government action may increase our costs and limit our ability to pursue certain business opportunities. We also may be required to pay even higher FDIC premiums than the recently increased level, because financial institution failures resulting from the depressed market conditions have depleted and may continue to deplete the deposit insurance fund and reduce its ratio of reserves to insured deposits.

We do not believe these difficult conditions are likely to improve in the near future. A worsening of these conditions would likely exacerbate the adverse effects of these difficult economic conditions on us, our customers and the other financial institutions in our market. As a result, we may experience increases in foreclosures, delinquencies and customer bankruptcies, as well as more restricted access to funds.

Recent legislative and regulatory initiatives may not improve economic conditions.

The U.S. federal, state and foreign governments have taken or are considering extraordinary actions in an attempt to deal with the worldwide financial crisis and the severe decline in the global economy. To the extent adopted, many of these actions have been in effect for only a limited time, and have produced limited or no relief to the capital, credit and real estate markets. There is no assurance that these actions or other actions under consideration will ultimately be successful.

In the United States, the federal government has adopted the Emergency Economic Stabilization Act of 2008 (enacted on October 3, 2008), or the EESA, the American Recovery and Reinvestment Act of 2009 (enacted on February 17, 2009), or the ARRA. With authority granted under these laws, the Treasury Department has enacted a financial stability plan that is intended to:

•	provide for the government to invest additional capital into banks and otherwise facilitate bank capital formation;

•	temporarily increase the limits on federal deposit insurance; and

•	provide for various forms of economic stimulus, including assisting homeowners restructure and lower mortgage payments on qualifying loans.

President Obama recently announced a proposal to reform the U.S. financial system. There can be no assurance that the financial stability plan proposed by the Treasury Department and the President’s proposals, or any other legislative or regulatory initiatives enacted or adopted in response to the ongoing economic crisis, will be effective at dealing with the ongoing economic crisis and improving economic conditions globally, nationally or in our markets or that the measures adopted will not have adverse consequences.

Changes in business and economic conditions, in particular those of the Florida markets in which we operate, could continue to lead to lower asset quality, and lower earnings.

Unlike larger national or regional banks that are more geographically diversified, our business and earnings are closely tied to more local business and economic conditions, particularly the economy of Florida. The Florida economy is heavily influenced by real estate and other service-based industries. Factors that could affect the local economy include a rise in unemployment, declines in tourism, higher energy costs, reduced consumer or corporate spending, natural disasters or adverse weather, the recent and possibly continuing significant decline in real estate values and the recent significant deterioration in general economic conditions. Evidence of the economic downturn in Florida is reflected in current unemployment statistics. The Florida unemployment rate at December 31, 2009 increased to 11.8% from 8.1% at the end of 2008 and 4.7% at the end of 2007, reaching the highest level since October 1975. The unemployment rate in many of our markets is even higher than for the state. The unemployment rate, as of December 31, 2009, for each of the counties in which we operate was as follows: Hillsborough—12.1%; Pinellas—11.9%; Sarasota—12.4%; Manatee—12.7%; Duval—11.8%; St. Johns—9.6% and Leon—7.7%. A worsening of the economic conditions in Florida would likely exacerbate the adverse effects of these difficult market conditions on our customers, which may have a negative impact on our financial results. A sustained economic downturn could continue to adversely affect the quality of our assets, credit losses, and the demand for our products and services, which would lead to lower revenue and lower earnings. We monitor the value of collateral, such as real estate, that secures loans we have made. A decline in the value of collateral could also reduce a customer’s borrowing power.

Current levels of market volatility are unprecedented.

The capital and credit markets have been experiencing volatility and disruption for more than a year. Over the past year, the volatility and disruption has reached unprecedented levels. If current levels of market disruption and volatility continue or worsen, our ability to access capital and our business, financial condition and results of operations may be adversely affected.

The loss of key personnel may adversely affect us.

Our success is, and is expected to remain, highly dependent on our senior management team. It is our management’s extensive knowledge of and relationships in the community that generate business for us. Successful execution of our growth strategy will continue to place significant demands on our management and the loss of any such person’s services may adversely affect our growth and profitability. Although we have entered into employment agreements with certain key employees, we may not be able to retain them or other key employees. The loss of such employees could adversely affect our ability to successfully conduct our business, which could have an adverse effect on our financial results and the value of our common stock.

Our prospects are dependent upon the validity and implementation of our business plan.

Our future prospects will be dependent upon whether we realize the anticipated synergies and growth opportunities from successful execution of our business plan. Even if the business plan can be implemented successfully, this may not result in the realization of the expected benefits. Even if these benefits are achieved, they may not be achieved within the near term. Failure to manage growth effectively in the future could have an adverse effect on our business, future prospects, financial condition or results of operations and could adversely affect our ability to successfully implement our business strategy.

An inadequate allowance for loan losses would reduce our earnings.

Our success depends to a significant extent upon the quality of our assets, particularly loans. In originating loans, there is a substantial risk that credit losses will be experienced. The risk of loss will vary with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the quality of the collateral for the loan. Management maintains an allowance for loan losses based on, among other things, anticipated experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Based upon such factors, management makes various assumptions and judgments about the ultimate collectability of the loan portfolio and provides an allowance for probable incurred credit losses based upon a percentage of the outstanding balances and for specific loans when their ultimate collectability is considered questionable.

As of December 31, 2009, our allowance for loan losses was $21.3 million, which represented approximately 3.3% of total loans. We had $46.9 million in non-performing loans as of December 31, 2009. The allowance may not prove sufficient to cover future loan losses. Although management uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ substantially from the assumptions used or adverse developments arise with respect to our non-performing or performing loans. Accordingly, the allowance for loan losses may not be adequate to cover loan losses or significant increases to the allowance may be required in the future if economic conditions should worsen. Material additions to our allowances for loan losses would adversely impact our net income and capital.

Nonperforming assets take significant time to resolve and adversely affect our results of operations and financial condition.

At December 31, 2009, nonperforming loans totaled $46.9 million, or 7.3%, of our loan portfolio. At December 31, 2009, our nonperforming assets (which include foreclosed real estate) were $55.7 million or 8.6% of total assets. At December 31, 2009, our nonperforming loans had increased by $19.0 million and our nonperforming assets had increased by $26.1 million since December 31, 2008. In addition, we had approximately $4.5 million in accruing loans that were 30 to 89 days delinquent at December 31, 2009. Our non-performing assets adversely affect our net income in various ways. Until economic and market conditions improve, we expect to continue to incur additional losses relating to an increase in non-performing loans. We do not record interest income on non-accrual loans or other real estate owned, thereby adversely affecting our income, and increasing our loan administration costs. When we take collateral in foreclosures and similar proceedings, we are required to mark the collateral to its then fair value less expected selling costs, which, when compared to the principal amount of the loan, may result in a loss. These non-performing loans and other real estate owned also increase our risk profile and the capital our regulators believe is appropriate in light of such risks. The resolution of nonperforming assets requires significant commitments of time from management and our directors, which can be detrimental to the performance of their other responsibilities. There can be no assurance that we will not experience further increases in nonperforming loans in the future or that our nonperforming assets will not result in future losses.

The majority of the increase in non-performing loans from December 31, 2008 to December 31, 2009 is attributable to the following loan types:

•	Non-owner occupied commercial real estate—$7.1 million

•	1-4 family residential first lien—$3.8 million

•	Other construction and land development $4.0 million

•	Commercial and industrial—$5.1 million

There was a decrease in non-performing multi family residential loans of $10.8 million, from December 31, 2008 to December 31, 2009.

Management believes the primary contributors to the increase in non accrual loans are the result of the downturn in the economy which has had a particular impact on certain of our borrowers in our markets which depend upon tourism, much of which has been weaker in 2009. The downturn in discretionary consumer spending has also had a negative impact as it relates to our lending on income producing properties such as the hotel/motel portfolio and commercial retail and office properties. In addition, declines in household income and a rise in unemployment have caused deterioration in the owner occupied single family residential portfolio, while the decline in real estate activity has negatively impacted our speculative residential, construction and land development loans. Management believes these loan categories and commercial real estate generally pose the greatest risks looking forward.

Some of our borrowers will not repay their loans, and losses from loan defaults may exceed the allowance we establish for that purpose, which may have an adverse effect on our business.

Some of our borrowers inevitably will not repay loans that we make to them. There was a significant rise in the number of foreclosures in Florida, particularly in our market areas, in 2008 and continuing in 2009. This risk is inherent in the banking business. If a significant number of loans are not repaid, it would have an adverse effect on our earnings and overall financial condition.

Our loan portfolio includes a substantial amount of commercial and commercial real estate loans that have higher risks.

Our commercial and commercial real estate loans at December 31, 2009 and December 31, 2008 were $406.5 million and $405.2 million, respectively, or 62.9% and 60.7% of total loans, respectively. Commercial and commercial real estate loans generally carry larger loan balances and can involve a greater degree of financial and credit risk than other loans. As a result, banking regulators continue to give greater scrutiny to lenders with a high concentration of commercial real estate loans in their portfolios, and such lenders are expected to implement stricter underwriting, internal controls, risk management policies and portfolio stress testing, as well as higher capital levels and loss allowances. The increased financial and credit risk associated with these types of loans are a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the size of loan balances, the effects of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans.

During 2006, the federal bank regulatory agencies released guidance on “Concentrations in Commercial Real Estate Lending” (the “Guidance”). The Guidance defines commercial real estate loans as exposures secured by raw land, land development and construction (including 1-4 family residential construction), multi-family property, and non-farm nonresidential property where the primary or a significant source of repayment is derived from rental income associated with the property (that is, loans for which 50% or more of the source of repayment comes from third party, non-affiliated, rental income) or the proceeds of the sale, refinancing, or permanent financing of the property. The Guidance requires that appropriate processes be in place to identify, monitor and control risks associated with real estate lending concentrations. This could include enhanced strategic planning, underwriting policies, risk management, internal controls, portfolio stress testing and risk exposure limits as well as appropriately designed compensation and incentive programs. Higher allowances for loan losses and capital levels may also be required. The Guidance is triggered when either:

•	total reported loans for construction, land development, and other land constitute 100% or more of a bank’s total risk based capital; or

•

total reported loans secured by multifamily and nonfarm nonresidential non-owner properties and loans for construction, land development, and other land constitute 300% or more of a bank’s total risk-based capital.

The total reported loans for construction, land development, and other land as of December 31, 2009 and December 31, 2008 was 85.6% and 109.49%, respectively, of the Bank’s total risk based capital.

The total reported loans secured by multifamily and nonfarm nonresidential properties and loans for construction, land development, and other land as of December 31, 2009 and December 31, 2008 constituted 287.05% and 325.32%, respectively, of the Bank’s total risk based capital.

The ratios reported above as of December 31, 2008 are presented on a pro-forma basis to give effect to the merger of our affiliated banks.

The Guidance applies to the lending activities of the Bank. Although our regulators have not required us to maintain elevated levels of capital or liquidity due to our commercial real estate loan concentrations, they may do so in the future, especially if there is a further downturn in our local real estate markets.

In addition, when underwriting a commercial or industrial loan, the Bank may take a security interest in commercial real estate, and, in some instances upon a default by the borrower, we may foreclose on and take title to the property, which may lead to potential financial risks for us under applicable environmental laws. If hazardous substances were discovered on any of these properties, we may be liable to governmental agencies or third parties for the costs of remediation of the hazard, as well as for personal injury and property damage. Many environmental laws can impose liability regardless of whether the Bank knew of, or was responsible for, the contamination.

Furthermore, the repayment of loans secured by commercial real estate is typically dependent upon the successful operation of the related real estate or commercial project. If the cash flows from the project are reduced, a borrower’s ability to repay the loan may be impaired. This cash flow shortage may result in the failure to make loan payments. In such cases, the Bank may be compelled to modify the terms of the loan. In addition, the nature of these loans is such that they are generally less predictable and more difficult to evaluate and monitor. As a result, repayment of these loans may, to a greater extent than residential loans, be subject to adverse conditions in the real estate market or economy.

We may face risks with respect to future expansion.

As a strategy, we have sought to increase the size of our operations by pursuing business development opportunities. We regularly explore opportunities to acquire financial institutions. Acquisitions and mergers involve a number of risks, including:

•	the time and costs associated with identifying and evaluating potential acquisitions and merger partners;

•	the ability to finance an acquisition and possible ownership and economic dilution to existing shareholders;

•	diversion of management’s attention to the negotiation of a transaction, and the integration of the operations and personnel of the acquired institution;

•	the incurrence and possible impairment of goodwill associated with an acquisition and possible adverse short-term effects on results of operations; and

•	the risk of loss of key employees and customers.

We may incur substantial costs to expand, and such expansion may not result in the levels of profits we seek. Integration efforts for any future mergers and acquisitions may not be successful and following any future merger or acquisition, after giving it effect, we may not achieve our expected benefits of the acquisition within the desired time frame, if at all.

We may need additional capital resources in the future and these capital resources may not be available when needed or at all. If we do raise additional capital, stockholders’ ownership could be diluted.

We may need to incur additional debt or equity financing in the future to make strategic acquisitions or investments or for future growth. Such financing may not be available to us on acceptable terms or at all. Further, our Articles of Incorporation do not provide shareholders with preemptive rights and such shares may be offered to investors other than shareholders at the discretion of the Board. If we do sell additional shares of common stock to raise capital, the sale could dilute stockholders’ ownership interest and such dilution could be substantial.

We may incur losses if we are unable to successfully manage interest rate risk.

Our profitability depends to a large extent on our net interest income, which is the difference between income on interest-earning assets such as loans and investment securities, and expense on interest-bearing liabilities such as deposits and the Bank’s borrowings. We are unable to predict changes in market interest rates, which are affected by many factors beyond our control, including inflation, recession, unemployment, money supply, domestic and international events and changes in the United States and other financial markets. Our net interest income may be reduced if: (i) more interest-earning assets than interest-bearing liabilities re-price or mature during a time when interest rates are declining or (ii) more interest-bearing liabilities than interest-earning assets re-price or mature during a time when interest rates are rising.

Changes in the difference between short- and long-term interest rates may also harm our business. For example, short-term deposits may be used to fund longer-term loans. When differences between short-term and long-term interest rates shrink or disappear, as is possible in the current exceptionally low interest rate policy environment, the spread between rates paid on deposits and received on loans could narrow significantly, decreasing our net interest income.

If market interest rates rise rapidly, interest rate adjustment caps may limit increases in the interest rates on adjustable rate loans, thereby reducing our net interest income.

Our loan portfolio includes loans with a higher risk of loss, particularly because our loan portfolio is heavily concentrated in loans secured by properties in Florida.

We originate commercial real estate loans, commercial loans, construction loans, consumer loans, and residential mortgage loans primarily within our market area. We believe that our commercial real estate, including construction loans, commercial, and consumer loans provide the largest risk to our loan portfolio. Commercial real estate, including construction, and commercial loans tend to involve larger loan balances to a single borrower or groups of related borrowers and are more susceptible to a risk of loss during a downturn in the business cycle. These loans also have greater credit risk for the following reasons:

•

Commercial Real Estate Loans. Repayment is dependent on income being generated in amounts sufficient to cover operating expenses and debt service. These loans also involve greater risk because they are generally not fully amortizing over a loan period, but rather have a balloon payment due at maturity. A borrower’s ability to make a balloon payment typically will depend on the borrower being able to either refinance the loan or timely sell the underlying property.

•

Commercial Loans. Repayment is generally dependent upon the successful operation of the borrower’s business. In addition, the collateral securing the loans may depreciate over time, be difficult to appraise, illiquid, or fluctuate in value based on the success of the business.

•

Construction Loans. The risk of loss is largely dependent on our initial estimate of whether the property’s value at completion equals or exceeds the cost of property construction and the availability of take-out financing. During the construction phase, a number of factors can result in delays or cost overruns. If our estimate is inaccurate, which is acutely possible as real estate prices continue to decrease, or if actual construction costs exceed estimates, the value of the property securing our loan may be insufficient to ensure full repayment when completed through a permanent loan or by seizure of collateral.

•

Consumer Loans. Consumer loans (such as personal lines of credit) are collateralized, if at all, with assets that may not provide an adequate source of payment of the loan due to depreciation, damage, or loss.

These risks inherent in our loan portfolio are exacerbated by the geographic concentration of our loan portfolio. Our interest-earning assets are heavily concentrated in mortgage loans secured by real estate, particularly real estate located in Florida. As of December 31, 2009, approximately 87.24% of our loans had real estate as a primary, secondary, or tertiary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower; however, the value of the collateral may decline during the time the credit is outstanding, and, therefore, the collateral may become insufficient to protect us from substantial losses. If we are required to liquidate the collateral securing a loan during a period of reduced real estate values, such as in today’s market, to satisfy the debt, our earnings and capital could be adversely affected.

Additionally, as of December 31, 2009, substantially all of our loans secured by real estate are secured by commercial and residential properties located in Hillsborough, Pinellas, Sarasota, Manatee, Duval, St. Johns and Leon counties, Florida. The concentration of our loans in these areas subjects us to the risk that a downturn in the economy or recession in these areas, such as the one the areas are currently experiencing, could result in a decrease in loan originations and increases in delinquencies and foreclosures, which would more greatly affect us than if our lending were more geographically diversified. In addition, since a large portion of our portfolio is secured by properties located in Florida, the occurrence of a natural disaster, such as a hurricane, could result in a decline in loan originations, a decline in the value or destruction of mortgaged properties and an increase in the risk of delinquencies, foreclosures or loss on loans originated by us. We may suffer losses if there is a decline in the value of the properties underlying our mortgage loans, which would have an adverse impact on our operations.

Liquidity risk could impair our ability to fund operations and jeopardize our financial condition.

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, and other sources could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities on terms that are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general. Factors that could negatively impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the markets in which our loans are concentrated, adverse regulatory action against us, and our inability to attract and retain deposits. Our ability to borrow could be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of recent turmoil faced by banking organizations and the unstable credit markets.

Concerns of customers over deposit insurance may cause a decrease in our deposits.

With increased concerns about bank failures, customers are increasingly concerned about the extent to which their deposits are insured by the FDIC. Customers may withdraw deposits from the Bank in an effort to ensure that the amount that they have on deposit at the Bank is fully insured. Decreases in deposits may adversely affect our funding costs and net income.

Future economic growth in our Florida market area is likely to be slower compared to previous years.

The State of Florida’s population growth has historically exceeded national averages. Consequently, the state has experienced substantial growth in population, new business formation and public works spending. Due to the moderation of economic growth and migration into our market area and the downturn in the real estate market, management believes that growth in our market area will be restrained in the near term. We have experienced an overall slowdown in the origination of residential mortgage loans for sale recently due to the slowing in residential real estate sales activity in our markets. A decrease in existing and new home sales decreases lending opportunities and negatively affects our income. We do not anticipate that the housing market will improve in the near-term, and accordingly, this could lead to additional valuation adjustments on our loan portfolios.

The market value of our investments could decline.

Our investment securities portfolio as of December 31, 2009 has been designated as available-for-sale, which requires that unrealized gains and losses in the estimated value of the available-for-sale portfolio be “marked to market” and reflected as a separate item in shareholders’ equity (net of tax) as accumulated other comprehensive income. At December 31, 2009, we maintained $99.8 million or 100% of our total securities as available-for-sale. Shareholders’ equity will continue to reflect the unrealized gains and losses (net of tax) of these investments. The market value of our investment portfolio may decline, causing a corresponding decline in shareholders’ equity. Management believes that several factors will affect the market values of our investment portfolio. These include, but are not limited to, changes in interest rates or expectations of changes, the degree of volatility in the securities markets, inflation rates or expectations of inflation and the slope of the interest rate yield curve (the yield curve refers to the differences between shorter-term and longer-term interest rates; a positively sloped yield curve means shorter-term rates are lower than longer-term rates). These and other factors may impact specific categories of the portfolio differently, and we cannot predict the effect these factors may have on any specific category.

The Bank and we are subject to extensive governmental regulation.

The Bank and we are subject to extensive governmental regulation that is intended primarily to protect depositors and the FDIC’s Deposit Insurance Fund, rather than our shareholders. We, as a bank holding company, are regulated primarily by the Federal Reserve. The Bank is a commercial bank chartered by the State of Florida and regulated by the Federal Reserve and the Florida Office of Financial Regulation. These federal and state bank regulators have the ability, should the situation require, to place significant regulatory and operational restrictions upon us and the Bank. The Bank’s activities are also regulated under consumer protection laws applicable to our lending, deposit and other activities. A significant claim against us under these laws could have a material adverse effect on our results.

The banking industry is very competitive.

The banking business is highly competitive and the Bank competes directly with financial institutions that are more established and have significantly greater resources and lending limits. As a result of those greater resources, the larger financial institutions may be able to provide a broader range of products and services to their customers than us and may be able to afford newer and more sophisticated technology than us. Our long-term success will be dependent on the ability of the Bank to compete successfully with other financial institutions in their service areas.

Florida financial institutions, such as the Bank, face a higher risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations.

Since September 11, 2001, banking regulators have intensified their focus on anti-money laundering and Bank Secrecy Act compliance requirements, particularly the anti-money laundering provisions of the USA PATRIOT Act. There is also increased scrutiny of compliance with the rules enforced by the Office of Foreign Assets Control (“OFAC”). Since 2004, federal banking regulators and examiners have been extremely aggressive in their supervision and examination of financial institutions located in the State of Florida with respect to the institutions’ Bank Secrecy Act/Anti-Money Laundering compliance. Consequently, numerous formal enforcement actions have been issued against Florida financial institutions.

In order to comply with regulations, guidelines and examination procedures in this area, the Bank has been required to adopt policies and procedures and to install systems. If the Bank’s policies, procedures and systems are deficient or the policies, procedures and systems of the financial institutions that we may acquire in the future are deficient, we would be subject to liability, including fines and regulatory actions such as restrictions on the Bank’s ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, including our acquisition plans. In addition, because the Bank operates in Florida, we expect that the Bank will face a higher risk of noncompliance and enforcement action with respect to the Bank Secrecy Act and other anti-money laundering statutes and regulations.

Confidential customer information transmitted through the Bank’s online banking service is vulnerable to security breaches and computer viruses, which could expose the Bank to litigation and adversely affect their reputation and ability to generate deposits.

The Bank provides its customers the ability to bank online. The secure transmission of confidential information over the Internet is a critical element of online banking. The Bank’s networks could be vulnerable to unauthorized access, computer viruses, phishing schemes and other security problems. The Bank may be required to spend significant capital and other resources to protect against the threat of security breaches and computer viruses, or to alleviate problems caused by security breaches or viruses. To the extent that the Bank’s activities or the activities of its customers involve the storage and transmission of confidential information, security breaches and viruses could expose the Bank to claims, litigation and other possible liabilities. Any inability to prevent security breaches or computer viruses could also cause existing customers to lose confidence in the Bank’s systems and could adversely affect its reputation and its ability to generate deposits.

We cannot predict how changes in technology will impact our business.

We use various technologies in our business, including telecommunication, data processing, computers, automation, internet-based banking, and debit cards. Technology changes rapidly. Our ability to compete successfully with other banks and non-banks may depend on whether we can exploit technological changes. We may not be able to exploit technological changes, and any investment we do make may not make us more profitable.

Risks Related to an Investment in our Common Stock.

There is no established trading market for our common stock and you may not be able to resell your shares.

The shares of our common stock are not currently traded on any securities exchange and do not have an established trading market. Although our shares are registered with the SEC under Section 12 of the Exchange Act, this does not mean that our common stock will be listed or traded on a securities exchange. We currently have no immediate plans to apply to list our common stock on any exchange and we do not expect our common stock to be quoted on an over-the-counter quotation system such as the “pink sheets.”

Our management holds a large portion of our common stock.

As of December 31, 2009, our directors and executive officers owned 6,135,943 shares of our common stock, or approximately 41.85% of our total outstanding shares, assuming all of their vested options are exercised. As a result, our directors and management, if acting together, may be able to influence or control matters requiring approval by our shareholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. Management may also have interests that differ from other stockholders and may vote in a way that is adverse to other stockholders’ interests. The concentration of ownership may delay, prevent or deter a change-in-control, could deprive our shareholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

Articles of Incorporation, and certain laws and regulations may prevent or delay transactions you might favor, including our sale or merger.

We are registered with the Federal Reserve as a bank holding company under the Bank Holding Company Act. As a result, we are subject to supervisory regulation and examination by the Federal Reserve. The Bank Holding Company Act and other federal laws subject bank holding companies to particular restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations.

Provisions of our Articles of Incorporation, certain laws and regulations and various other factors may make it more difficult and expensive for companies or persons to acquire control of us without the consent of our Board of Directors. It is possible, however, that other stockholders would want a takeover attempt to succeed because, for example, a potential buyer could offer a premium over the then prevailing price of our common stock.

For example, our Articles of Incorporation permit our Board of Directors to issue preferred stock without shareholder action. The ability to issue preferred stock could discourage a company from attempting to obtain control of us by means of a tender offer, merger, proxy contest or otherwise. We are also subject to certain provisions of the Florida Business Corporation Act and our Articles of Incorporation that relate to business combinations with interested shareholders.

We are subject to evolving and expensive corporate governance regulations and requirements. Our failure to adequately adhere to these requirements or the failure or circumvention of our controls and procedures could seriously harm our business.

We are subject to certain federal, state and other rules and regulations, including applicable requirements of the Sarbanes-Oxley Act of 2002. Compliance with these evolving regulations is costly and requires a significant diversion of management time and attention, particularly with regard to disclosure controls and procedures and internal control over financial reporting. Although we have reviewed our disclosure and internal controls and procedures in order to determine whether they are effective, our controls and procedures may not be able to prevent errors or frauds in the future. Faulty judgments, simple errors or mistakes, or the failure of our personnel to adhere to established controls and procedures may make it difficult for us to ensure that the objectives of the control system are met. A failure of our controls and procedures to detect other than inconsequential errors or fraud could seriously harm our business and results of operations.

We have not paid cash dividends to our common shareholders and have no plans to pay future cash dividends to our common shareholders.

We plan to retain earnings to finance future growth and have no current plans to pay cash dividends to our common shareholders. In addition, the terms of our Preferred Stock precludes us from paying cash dividends on our shares of common stock. Because we have not paid cash dividends, holders of our common stock will experience a gain on their investment in our common stock only in the case of an appreciation of value of our common stock. Stockholders should not expect an appreciation in value.

Our preferred shares impact net income available to our common shareholders and our earnings per share

As long as there is Preferred Stock outstanding, no dividends may be paid on our common stock unless all dividends on the preferred shares have been paid in full. The dividends declared on our Preferred Stock will reduce the net income available to common shareholders and our earnings per common share.

Holders of the Preferred Stock have certain voting rights that may adversely affect our common shareholders, and the holders of shares of our Preferred Stock may have different interests from, and vote their shares in a manner deemed adverse to, our common shareholders.

In the event that we fail to pay dividends on the Preferred Stock for an aggregate of at least six quarterly dividend periods (whether or not consecutive) the Treasury will have the right to appoint two directors to our Board of Directors until all accrued but unpaid dividends have been paid; otherwise, except as required by law, holders of the Preferred Stock have limited voting rights. So long as shares of the Preferred Stock are outstanding, in addition to any other vote or consent of shareholders required by law or our amended and restated charter, the vote or consent of holders owning at least 66 2/3% of the shares of Preferred Stock outstanding is required for:

•	any authorization or issuance of shares ranking senior to the Preferred Stock;

•	any amendment to the rights of the Preferred Stock so as to adversely affect the rights, preferences, privileges or voting power of the Preferred Stock; or

•

consummation of any merger, share exchange or similar transaction unless the shares of Preferred Stock remain outstanding, or if we are not the surviving entity in such transaction, are converted into or exchanged for preference securities of the surviving entity and the shares of Preferred Stock remaining outstanding or such preference securities have such rights, preferences, privileges and voting power as are not materially less favorable to the holders than the rights, preferences, privileges and voting power of the shares of Preferred Stock. Holders of Preferred Stock could block the foregoing transaction, even where considered desirable by, or in the best interests of, holders of our common stock.

Our shares of common stock are not an insured deposit.

The shares of our common stock are not a bank deposit and are not insured or guaranteed by the FDIC or any other government agency. Your investment in the Company is subject to investment risk, and you must be capable of affording the loss of your entire investment.

Item 1B.	Unresolved Staff Comments

Our amended Form 10 Registration Statement is still being reviewed by the SEC. We have responded to the SEC’s latest comments contained in a comment letter dated March 31, 2009; however, as of the date of this Form 10-K Annual Report, we are awaiting a response.

Item 2.	Properties

The Bank currently operates 16 full service banking centers in the markets in which it operates. The following table sets forth certain information for each of our offices:

Office Name	City	County	Leased/Owned	Purpose
Florida Bank & Corp Headquarters	Tampa	Hillsborough	Leased	Corp HQ and Branch
Bay Street Branch	Jacksonville	Duval	Leased	Branch
Ortega Branch	Jacksonville	Duval	Owned	Branch
East Lake Branch	Oldsmar	Pinellas	Leased	Branch
Ponte Vedra Beach Branch	Ponte vedra Beach	St. Johns	Owned	Branch
3065 34th Street North Branch	St. Petersburg	Pinellas	Owned	Branch
Downtown St. Petersburg Office	St. Petersburg	Pinellas	Leased	Branch
Pasadena Avenue	St. Petersburg	Pinellas	Leased	Branch
Downtown Sarasota Branch	Sarasota	Sarasota	Leased	Branch
University Parkway Branch	Sarasota	Sarasota	Owned	Branch
Kerry Forest Branch	Tallahassee	Leon	Owned	Branch
Miracle Plaza Branch	Tallahassee	Leon	Leased	Branch
Thomasville Rd. Branch	Tallahassee	Leon	Leased	Branch
Cove Bend Drive Office	Tampa	Hillsborough	Leased	Branch
Himes Avenue Branch	Tampa	Hillsborough	Owned	Branch
South Tampa Office	Tampa	Hillsborough	Leased	Branch

Item 3.	Legal Proceedings.

We are periodically a party to or otherwise involved in legal proceedings arising in the normal course of business, such as claims to enforce liens, claims involving the making and servicing of real property loans, and other issues incident to our business. Management does not believe that there is any pending or threatened proceeding against us that, if determined adversely, would have a material adverse effect on our financial position, liquidity, or results of operations.

Part II

Item 4.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Absence of Public Market.

Our common stock has not been registered under the Securities Act of 1933. Our common stock has not traded on any exchange or over-the-counter market. There is no established public trading market for our securities. We currently have no plans to publicly offer any shares of our common stock.

Sale of Restricted Shares.

All our shares of Common Stock, and all shares subject to outstanding options, were issued and sold by us in private transactions and are eligible for public sale if registered under the Securities Act of 1933 or sold in accordance with Rule 144 or Rule 701 under the Securities Act of 1933. These shares are “restricted securities” within the meaning of Rule 144 under the Securities Act of 1933. As of December 31, 2009, a total of 9,744,559 shares of our common stock can be immediately sold pursuant to Rule 144 and we have not agreed to register any shares of our common stock under the Securities Act of 1933.

Number of Stockholders; Common Stock Subject to Convertible or Exercisable Securities.

As of December 31, 2009, we had 385 stockholders of record and there were outstanding options to purchase 925,250 shares of our common stock.

Dividends.

Holders of our common stock are entitled to receive dividends when, as and if declared by our Board of Directors out of funds legally available for that purpose. We do not currently pay dividends on our common stock, nor do we intend to pay dividends on our common stock in the near future. In the event that we decide to pay dividends, there are a number of restrictions on our ability to do so. We are precluded from paying common dividends while our shares of preferred stock are outstanding.

For a foreseeable period of time, our principal source of cash revenues will be dividends paid by the Bank with respect to its common stock. There are certain restrictions on the payment of these dividends imposed by federal banking laws, regulations and authorities. See “Item 1. Description of Business—Regulatory Considerations.”

The declaration and payment of dividends on our common stock will depend upon our earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate, our ability to service any equity or debt obligations senior to the common stock and other factors deemed relevant by our Board of Directors. Regulatory authorities in their discretion could impose administratively stricter limitations on the ability of the Bank to pay dividends to us if such limits were deemed appropriate to preserve certain capital adequacy requirements.

Equity Compensation Plan Information.

The Company has a non-qualified stock option plan for employees, directors and officers of the Company and the Bank. The Stock Option Plan, dated October 24, 2002, which was amended in 2007 (the “Stock Option Plan”), provides for the issuance of stock options to employees and/or directors who are contributing significantly to the management or operation of our business or that of its subsidiaries as determined by the committee administering the plan. The plan was approved by our shareholders. The plan provides for the grant of options at the discretion of the Board of Directors or a committee designated by our Board of Directors to administer the plan. The options will expire upon the first to occur of the following:

•	Expiration of the term specifically in the option, which date may not exceed the tenth anniversary of the date the option is granted;

•	The date that is 90 days from the date of the termination of an optionee’s employment or service for any reason except death or disability; and

•	Twelve months from the date an optionee’s employment is terminated due to death or disability.

Under the Stock Option Plan, 1,700,000 Shares have been reserved for issuance. As of December 31, 2009, a total of 173,947 options had been exercised and an aggregate of 925,250 stock options were outstanding. In 2008, the Company accelerated the vesting of all stock options and at December 31, 2008, all of the stock options are fully vested and currently exercisable. The weighted average exercise price of all outstanding options is $15.12 per Share.

Each stock option granted under the plan has a maximum term of 10 years, subject to earlier termination in the event the participant ceases to be an employee or serve on a board. The exercise price of an option granted under the plan may be established in the sole discretion of the board of directors. In general, options vest equally over a three year period from the date of the grant, except as otherwise determined by our board of directors. The purchase price of shares is payable in cash immediately upon the exercise of the option.

Each stock option granted under the Stock Option Plan is non-transferable and exercisable only during the holder’s lifetime. In the event that the holder dies prior to exercising an option, such option may be exercised by the personal representative of the estate of such holder for a period of one year after such representative’s appointment. In the event that the holder’s employment is terminated for any reason other than death, such option may be exercised at any time prior to the expiration date of the option or within three months after the date of such termination, or 12 months in the case of an employee who is totally disabled, whichever is earlier, but only to the extent such holder had the right to exercise such option at the date of such termination. If the holder’s employment is terminated as a result of deliberate, willful or gross misconduct including, among other things, disloyalty, fraud, embezzlement, theft, commission of a felony or proven dishonesty, all rights under the option shall terminate and expire upon such termination. If options granted under the Stock Option Plan expire or are terminated for any reason without being exercised, the shares underlying such grant will again be available for purposes of the Stock Option Plan. In the event of termination, we may call the options at any time during the option period and pay the optionee an amount determined by a formula established in the Option Agreement.

We may issue options to purchase shares to key employees of the Company and the Bank over the next several years. If issued, these options will be issued pursuant to such agreements as our Board of Directors may deem appropriate. We may or may not make such options subject to vesting schedules and other customary conditions.

As of December 31, 2009 Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Securities Holders	925,250	$15.12	600,803
Equity Compensation Plans Not Approved by Securities Holders	0	N/A	N/A
Total	925,250	$15.12	600,803

Sales of Unregistered Securities

Set forth below are all of our sales of our securities within the past three years that were not registered under the Securities Act of 1933, as amended (“Securities Act”). None of these transactions involved any underwriters or any public offerings, and we believe that each of these transactions was exempt from registration requirements.

Sales of Preferred Stock.

On July 24, 2009, we finalized the sale to the Treasury of 20,471 shares of our Fixed Rate Cumulative Perpetual Preferred Stock, Series A and 1,024 shares of our Fixed Rate Cumulative Perpetual Preferred Stock, Series B, for aggregate gross proceeds of $20,471,000 as a part of the Treasury’s Capital Purchase Program. Our preferred stock was sold to the Treasury in a private placement that was made in reliance upon the exemption from the registration requirements of Section 4(2) of the Securities Act and applicable state securities law exemptions. None of the securities were sold through an underwriter and, accordingly, there were no underwriting discounts or commissions involved.

Sales of Common Stock.

On May 29, 2009 and June 15, 2009, we sold a total of 4,584,756 shares of our common stock in a private placement at a price of $4.00 per share, for aggregate gross proceeds of $18,339,024, to no more than 35 purchasers excluding “accredited investors,” as that term is defined in Rule 501(a) of the Securities Act. The issuance of our common stock in the private placement was made in reliance upon the exemption from the registration requirements of Section 4(2) and Rule 506 of Regulation D of the Securities Act and applicable state securities law exemptions. None of the securities were sold through an underwriter and, accordingly, there were no underwriting discounts or commissions involved.

On September 1, 2007, we issued a total of 1,149,164 shares of our common stock to shareholders of Cygnet Financial Corporation (“Cygnet”) in connection with our acquisition of Cygnet by merger and pursuant to an Agreement and Plan of Merger, dated May 21, 2007 between us, Cygnet, and Cygnet Private Bank (Cygnet’s wholly owned subsidiary). Shares were issued to no more than 35 Cygnet shareholders excluding “accredited investors,” as that term is defined in Rule 501(a) of the Securities Act. The issuance of our common stock in the private placement was made in reliance upon the exemption from the registration requirements of Section 4(2) of the Securities Act and applicable state securities law exemptions. None of the securities were sold through an underwriter and, accordingly, there were no underwriting discounts or commissions involved.

On May 1, 2007, we issued a total of 293,907 shares of our common stock to shareholders of The Bank of Tallahassee (“BOT”) in connection with our acquisition of BOT by merger and pursuant to a Plan of Merger and Merger Agreement, dated as of January 3, 2007 by and among BOT and us. Shares were issued to no more than 35 BOT shareholders excluding “accredited investors,” as that term is defined in Rule 501(a) of the Securities Act. The issuance of our common stock in the private placement was made in reliance upon the exemption from the registration requirements of Section 4(2) of the Securities Act and applicable state securities law exemptions. None of the securities were sold through an underwriter and, accordingly, there were no underwriting discounts or commissions involved.

Item 5.	Selected Consolidated Financial Data

Not presented as the Company qualifies as a smaller reporting company as defined by Regulation S-K, Item10 (f) of the Securities Act.

Item 6.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management’s discussion and analysis provides supplemental information, which sets forth the major factors that have affected our financial condition and results of operations and should be read in conjunction with the Consolidated Financial Statements and related notes. The analysis is divided into subsections entitled “Performance Overview,” “Analysis of Financial Condition,” “Results of Operations,” “Market Risk,” “Liquidity,” “Capital Resources,” “Off-Balance Sheet Arrangements,” and “Critical Accounting Policies.” The following information should provide a better understanding of the major factors and trends that affect our earnings performance and financial condition, and how our current performance compares with prior periods.

This discussion contains forward-looking statements that involve risks and uncertainties. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including but not limited to those discussed in the section entitled “Risk Factors” and elsewhere in this Form 10-K.

Performance Overview.

We are a bank holding company and the parent company of Florida Bank. We have experienced operating losses during recent reporting periods. Our loss in 2007 was primarily attributable to the costs of growth and investments in expanded infrastructure and technology and certain costs related to our acquisitions of The Bank of Tallahassee and Cygnet Private Bank. As the economy weakened throughout 2008 and the Federal Reserve monetary policy promoted large and rapid reductions in interest rates, we experienced a rapid and substantial loss of revenue as a result of the decline in our yield on earning assets, principally our floating rate loan portfolio.

Accordingly, we undertook a number of actions to position the Company to address the prolonged difficult operating environment by reducing certain non interest expenses in an effort to improve our controllable operating performance before credit related costs. Specifically, we eliminated redundancies resulting from our acquisitions of The Bank of Tallahassee and Cygnet Private Bank in 2007, consolidated our multi-bank structure, renegotiated certain major contracts and reduced our compensation and benefit costs.

However, in 2008, many of our borrowers experienced deterioration in the performance of their business and/or reductions in their liquidity position. As a consequence, the performance of our loan portfolio declined and we recorded substantial provisions for loan losses. A large portion of our loan portfolio is secured by real estate. The Florida real estate market has experienced particularly pronounced declines in value. As this trend continued into 2009, loan collateral and foreclosed assets experienced continued declines in market value, which impacted our results through our provision for loan losses, costs of collection and the net carrying costs of other real estate owned.

In addition, the stress experienced throughout the banking industry manifested itself in bank failures and substantial costs to the FDIC insurance fund. The FDIC has embarked upon a restoration plan for the fund, which includes a substantial increase in the rate of its regular assessments. In the third quarter of 2009, the FDIC imposed a substantial special assessment.

During 2009, our net interest margin improved steadily and we have contained our controllable non interest expenses. During this period, we committed to increasing our liquidity and our capital and to reducing our level of non core funding.

For the year ended December 31, 2009, we recorded a net loss available to common shareholders of $22.7 million, or $1.83 per basic and diluted share. These results compared with a net loss of $30.2 million, or $3.11 per basic and diluted share for 2008. This decrease in the net loss is mostly attributable to a $10.6 million decrease in goodwill impairment (we recorded a $15.3 million impairment in 2008 compared to $4.7 million in

2009), a $4.6 million decrease in salary and benefits, a $4.9 million decrease in interest expense, and a $1.7 million increase in income tax benefit, offset in part by a $7.5 million increase in provision for loan losses reflecting an increase in nonperforming assets, a $5.0 million decrease in interest income resulting from a decrease in interest rates throughout 2008 and an increase in nonaccrual loans and $1.7 million in losses and write downs of other real estate. FDIC assessments increased by $1.3 million and expenses relating to the costs of holding and managing foreclosed assets increased by $0.9 million, while data processing expenses decreased by $.5 million.

For the year ended December 31, 2008, we recorded a net loss of $30.2 million, or $3.11 per basic and diluted share. The most significant factors contributing to the 2008 loss were a $15.3 impairment of goodwill charge and a $12.0 million provision for loan losses.

While we continue to develop new business relationships, the economic environment is difficult, with many borrowers facing reduced liquidity, less robust operating results and declining asset values. As a consequence, we have experienced a reduction in our assets as a result of loan payoffs from borrowers who are deleveraging, reduced levels of new business originations and loan charge offs. The combination of these developments has led to reduced operating performance as our interest income is reduced due to lost revenue on non performing assets while our non interest expense costs are rising as a result of carrying and managing these assets in addition to increased provision expense.

Net interest income decreased in 2009 to $19.3 million from $19.4 million for 2008. During 2009, our interest income decreased by $5.0 million due to the impact on our floating rate loans from the reduction in interest rates and due to the non recognition of interest income on loans placed on non accrual. Interest expense decreased by $4.9 million as a result of decreases in our deposit rates and our retirement of high cost FHLB advances.

Non-interest income, which includes service charges on deposit accounts, investment securities gains and losses, real estate fees and other operating income, decreased to $0.5 million in 2009 from $.9 million in 2008. The decrease was primarily attributable to a $1.2 million other- than- temporary impairment (“OTTI”) loss in securities in 2009 versus an OTTI loss of $0.2 million and a loss on sale of securities of $0.4 million in 2008.

Non-interest expense for 2009 was $32.8 million, a decrease of $14.5 million from $47.3 million in 2008. The decrease in non- interest expense is primarily attributable to reductions in the charge for goodwill impairment of $10.6 million, and $4.6 million of salaries and benefits in 2009 compared to 2008. Partially offsetting this was an increase in insurance premiums, primarily FDIC insurance assessments of $1.3 million and an increase in foreclosed real estate expense of $0.9 million.

For the year ended December 31, 2009, total assets decreased by $28.7 million or 3.3% compared to December 31, 2008, mostly due to the decrease in loans. Gross loans decreased by $21.5 million or 3.2%. The reduction in loans outstanding reflects a combination of decreased loan demand, loan payoffs, loan charge offs and foreclosure of assets. Cash and cash equivalents and securities decreased by $20.4 million or 13.6%, deposits decreased by $16.8 million or 2.6% and FHLB advances decreased by $23.0 million or 22.0%.

In response to slowing economic activity, continued softness in residential real estate in our markets and the increase in non-performing loans and net charge offs, we have established additional reserves for loan losses.

As of December 31, 2009 the allowance for loan losses totaled $21.3 million, or 3.30% of total loans. The allowance represents 45.4% of non-performing loans at December 31, 2009. Annual net charge-offs represented 2.40% of average loans as of December 31, 2009, compared with 0.32% as of December 31, 2008.

As of December 31, 2008 the allowance for loan losses totaled $17.6 million, or 2.63% of total loans. The allowance represents 62.8% of non-performing loans at December 31, 2008.

At December 31, 2009 and December 31, 2008, our capital ratios all surpassed regulatory measures to be considered “well capitalized”.

Total equity increased by $16.7 million from December 31, 2008 to December 31, 2009 primarily as a result of the sale of $18.3 million of common stock and $20.5 million of preferred stock to the Treasury. This was partially offset by the net loss for the year ended December 31, 2009 of $22.1 million.

Economic and Operating Environment Overview.

The global and U.S. economies are experiencing significantly reduced business activity as a result of, among other factors, disruptions in the financial system in the past year. The National Bureau of Economic Research announced that the U.S. had entered into a recession in December 2007. Dramatic declines in the housing market during the past two years, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative securities, as well as other areas of the credit market, including investment grade and non-investment grade corporate debt, convertible securities, emerging market debt and equity, and leveraged loans, have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail.

The magnitude of these declines led to a crisis of confidence in the financial sector as a result of concerns about the capital base and viability of certain financial institutions. During this period, interbank lending and commercial paper borrowing fell sharply, precipitating a credit freeze for both institutional and individual borrowers. This market turmoil and tightening of credit have led to an increased level of consumer and commercial delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets has, in some cases, adversely affected the financial services industry.

Over the course of the past several years, the landscape of the U.S. financial services industry changed dramatically, especially during the fourth quarter of 2008. Lehman Brothers Holdings Inc. declared bankruptcy and many major U.S. financial institutions consolidated, were forced to merge or were put into conservatorship by the U.S. Federal Government, including The Bear Stearns Companies, Inc., Wachovia Corporation, Washington Mutual, Inc., Federal Home Loan Mortgage Corporation (“Freddie Mac”) and Federal National Mortgage Association (“Fannie Mae”). In addition, the U.S. Federal Government provided a sizable loan to American International Group Inc. (“AIG”) in exchange for an equity interest in AIG. Our lending operations are almost entirely in the State of Florida, which has been particularly hard hit in the current U.S. recession. Evidence of the economic downturn in Florida is reflected in current unemployment statistics (See “Risk Factors” in the above section). A worsening of the economic conditions in Florida would likely exacerbate the adverse effects of these difficult market conditions on our customers, which may have a negative impact on our financial results.

To combat the severe recession, the federal government and the Federal Reserve have been extremely active in setting monetary policy, sometimes through the use of extraordinary techniques that previously have had limited use. For example, the U.S. government has passed the Emergency Economic Stabilization Act, which provides the Treasury the ability to purchase or insure troubled assets held by financial institutions. In addition, the Treasury has the ability to purchase equity stakes in financial institutions. Other extraordinary measures taken by U.S. governmental agencies include: increasing deposit insurance limits, providing financing and guarantees to money market mutual funds, and purchasing commercial paper. In addition, the Federal Reserve lowered both the federal funds benchmark rate and the discount rate by 400 basis points in 2008, and at year end 2009 the federal funds target rate was in a range of 0% to 0.25%. The impact that these measures, as well as other extraordinary measures previously announced or to be announced in the future, will have on us or the financial markets as a whole cannot be determined at this time.

As these governmental programs have been announced, we have reviewed the programs to determine whether we should participate. We believe that very strong capital levels are critical during such times and necessary to pursue certain elements of our business plan. We applied for, and received approval to participate in the TARP Capital Purchase Program, a program that supplies capital to banks from the U.S. government. On July 24, 2009, we issued preferred shares to the Treasury for proceeds of $20.5 million. In addition, we have elected to participate in the Transaction Account Guarantee Program, which provides a guarantee from the FDIC for non-interest bearing transaction accounts.

Analysis of Financial Condition.

Our assets totaled $830.3 million at December 31, 2009 compared to $859.0 million at December 31, 2008 a decrease of $28.7 million, or 3.3%. The reduction in assets was primarily a result of a reduction in our loan portfolio, the retirement of non core liabilities, the impairment of goodwill and our net loss.

Total gross loans were $646.3 million at December 31, 2009, a decrease of $21.5 million, or 3.2%, compared to December 31, 2008. The reduction in the loan portfolio in 2009 was primarily attributed to decreases in residential real estate loans of $21.2 million, a decrease in commercial loans of $1.9 million and a decrease in consumer loans of $1.5 million, offset, in part, by an increase in commercial real estate loans of $3.1 million.

As of December 31, 2009, total deposits were $630.5 million, a decrease of $16.7 million or 2.6% compared to December 31, 2008. Non-interest-bearing deposits were $55.4 million at December 31, 2009 an increase of $13.7 million from December 31, 2008. As of December 31, 2009, interest-bearing deposits decreased by $30.4 million or 5.0% to $575.1 million compared to $605.5 million at December 31, 2008.

Borrowed funds, consisting of Federal Home Loan Bank (FHLB) advances and secured borrowings, totaled $81.7 million at December 31, 2009, compared to $106.6 million at December 31, 2008, a decrease of $24.9 million or 23.3%.

Total shareholders’ equity was $113.4 million as of December 31, 2009 an increase of $16.7 million from $96.7 million as of December 31, 2008. Preferred equity increased by $20.6 million as a result of the sale of 21,495 shares of preferred stock to the Treasury and the accretion of the preferred stock discount. Common equity decreased by $3.9 million from December 31, 2008 to December 31, 2009 as a result of the issuance of common stock for proceeds of $18.3 million and $.6 million of other comprehensive income, reduced by the net loss available to common shareholders of $22.7 million.

Book value per common share decreased to $6.48 at December 31, 2009 from $9.92 at December 31, 2008.

Results of Operations.

Year ended December 31, 2009 compared with the year ended December 31, 2008:

We reported a consolidated comprehensive net loss available to common stockholders of $22.7 million for the year ended December 31, 2009 compared to a net loss of $30.2 million for the year ended December 31, 2008. Basic and diluted losses per common share for the year ended December 31, 2009 were ($1.83) as compared to basic and diluted losses per common share of ($3.11) for the year ended December 31, 2008.

The loss on average assets for the year ended December 31, 2009 was (2.6%) compared to a loss on average assets of (3.7%) for the year ended December 31, 2008. The loss on average shareholders’ equity was (20.0%) for the year ended December 31, 2009 compared to the loss on average shareholders’ equity of (24.9%) for the year ended December 31, 2008.

Our results for the year ended December 31, 2009 reflect a $0.1 million reduction in net interest income, an increase of $7.5 million in provision for loan losses, a decrease in non interest income of $0.5 million and a decrease of $16.1 million in non interest expense compared to the year ended December 31, 2008. Our net interest income remained relatively unchanged as the $5.0 million decrease in interest income was offset by a $4.9 million increase in interest expense. The decrease in interest income was attributable to the negative impact on our floating rate loan resulting from interest rate reductions in addition to the forgoing of interest on loans placed on non accrual status. The decrease in interest expense mostly results from the decrease in our deposit rates in addition to our retirement of high cost FHLB advances. The increase in the provision for loan losses reflects the impact of the deterioration in the economy. As a consequence, our borrowers’ ability to service their loans is decreased in many cases and decreased collateral values and other circumstances have diminished the willingness to repay in other cases. The decrease in non-interest income results primarily from a decrease of $1.0 million of other than temporary impairment charges on securities. The decrease in non- interest expense is primarily attributable to reductions in the charge for goodwill impairment of $10.6 million and a $4.6 million decrease in salaries and benefits in 2009 compared to 2008. Partially offsetting this was an increase in insurance premiums, primarily FDIC insurance assessments of $1.3 million and an increase in foreclosed real estate expense and sale and write-down of foreclosed real estate of $2.6 million.

2008 compared with 2007:

We reported a consolidated net loss of $30.2 million in 2008 compared to a consolidated net loss of $3.2 million in 2007. Basic and diluted losses per common share for 2008 were ($3.11) as compared to basic and diluted losses per common share of ($0.36) for 2007.

The loss on average assets for 2008 was (3.65%) compared to a loss on average assets of (0.48%) for 2007. The loss on average shareholders’ equity was (24.9%) for 2008 compared to the loss on average shareholders’ equity of (2.9%) for 2007.

Our 2008 results reflect an impairment charge for goodwill and other intangibles of $15.7 million and a $12.0 million provision for loan losses in addition to certain one time charges described below. In addition, the Federal Reserve’s substantial and rapid rate reductions in response to weakening economic conditions resulted in a significant negative impact on our results for 2008. In response to the deterioration in the economy, we initiated a plan to reduce our expenses, increase our liquidity and reduce our cost of funds. At the end of 2008, we engaged in a detailed review of our loan portfolio, which led to an increased loan loss provision related to impaired loans.

Following is summary of earnings and selected operating ratios for the periods presented:

CONDENSED SUMMARY OF EARNINGS

($ in thousands, except per share amounts)

	For the Years Ended December 31,
	2009	2008	2007	2006	2005
Interest Income	$40,598	$45,610	$42,693	$27,382	$14,799
Interest Expense	21,306	26,243	23,947	14,173	5,986

Net Interest Income	19,292	19,367	18,746	13,209	8,813
Provision for Loan Losses	19,494	11,966	1,590	1,107	1,228
Noninterest income	458	932	(752)	731	449
Noninterest expenses:	32,792	47,256	21,362	11,590	7,034

(Loss)/earnings before income tax benefit	(32,536)	(38,923)	(4,958)	1,243	1,000
Income tax benefit	10,436	8,744	1,795	189	0

Net Profit (Loss)	$(22,100)	$(30,179)	$(3,163)	$1,432	$1,000
Preferred stock dividend and discount accretion	(576)	0	0	0	0

Net loss available to common stockholders	(22,676)	(30,179)	(3,163)	1,432	1,000

(Loss)/earnings per common share— basics (2)	$(1.83)	$(3.11)	$(0.36)	$0.24	$0.28

(Loss)/earnings per common share—Diluted (1)(2)	$(1.83)	$(3.11)	$(0.36)	$0.23	$0.28

Dividends per common share	NA	NA	NA	$0.33	$0.01

Selected Operating Ratios:
Return on Average Assets	-2.62%	-3.65%	-0.48%	0.33%	0.40%
Return on Average Equity	-20.01%	-24.86%	-2.94%	1.93%	2.99%
Dividend Payout Ratio	0.00%	0.00%	0.00%	1.39%	0.03%
Equity to Assets Ratio	13.65%	11.26%	15.30%	19.16%	11.86%

(1)	Diluted and basic EPS are the same for 2009, 2008, and 2009 due to the Company’s net loss position.
(2)	All amounts reflect a 2-for-1 stock exchange in 2007.

Net Interest Income.

Year ended December 31, 2009 compared with year ended December 31, 2008:

Net interest income decreased $.1 million, or 0.4%, to $19.3 million for the year ended December 31, 2009 from $19.4 million for the year ended December 31, 2008. Both interest income and interest expense were reduced for the year ended December 31, 2009 compared to the year ended December 31, 2008. Although our gross loans decreased from December 31, 2008 to December 31, 2009, the decrease in interest on loans was primarily the result of the reduction in interest rates in 2008 decreasing the yield on our floating rate loans for the full year in 2009 and the non recognition of interest income on non accruing loans. Interest expense also decreased by $4.9 million from 2008 to 2009 as a result of decreases in our deposit rates and our retirement of high cost FHLB advances. Our time deposits maturing in 2009 were generally re-priced into an exceptionally low interest rate environment resulting in a decrease in our interest expense. Time deposits carry a fixed rate of interest to maturity and most of our borrowings also provide for a fixed rate of interest until maturity. We reduced our interest expense on borrowings through the early retirement of certain higher cost advances. In the near term, we expect our interest expense to continue to decline.

2008 compared with 2007:

Net interest income increased $0.6 million, or 3.3%, from $18.8 million in 2007 to $19.4 million in 2008, principally due to the growth in our balance sheet, the impact of which was nearly entirely offset by the rapid and substantial reduction of short term interest rates resulting from the Federal Reserve’s monetary policy during 2008.

The prolonged period of exceedingly low short term interest rates promoted by the Federal Reserve has been largely reflected in the yield on our earning assets and we believe that going forward there will be less impact on interest income earnings due to interest rate reductions. Since 2008, we have been emphasizing the origination of floating rate loans with interest rate floors. Conversely, we believe the exceedingly low interest rate environment provides the opportunity to reduce our costs of funds and lengthen deposit maturities at these lower rates. Previously issued term funding instruments, primarily time deposits, are regularly maturing at rates higher than those prevailing in the market. We also retired certain high cost FHLB advances in 2008 and 2009, which further reduced our cost of funds. With these initiatives, it is anticipated that net interest income will improve in the short term, and should interest rates begin to rise, net interest income should increase modestly.

The following table reflects the components of net interest income, setting forth for the periods presented, (1) average assets, liabilities and shareholders’ equity, (2) interest income earned on interest-earning assets and interest paid on interest-bearing liabilities, (3) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, (4) our net interest spread (i.e., the average yield on interest-earning assets less the average rate on interest-bearing liabilities) and (5) our net interest margin (i.e., the net yield on interest earning assets).

($ in thousands)

	Dec 31, 2009			Dec 31, 2008			Dec 31, 2007
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Loans	$654,750	$36,514	5.58%	$651,760	$41,383	6.35%	$539,655	$36,273	6.72%
Securities available for sale	88,499	3,767	4.26%	57,887	2,894	5.00%	54,781	3,113	5.68%
Other interest-earning assets	69,242	317	0.46%	55,806	1,333	2.39%	95,244	3,307	3.47%

Total Earning Assets	812,491	40,598	5.00%	765,453	45,610	5.96%	689,680	42,693	6.19%
Cash & Due from Banks	4,855			11,529			3,676
Allowance For Loan Losses	(14,527)			(8,958)			(6,606)
Other Assets	64,318			59,846			26,422

Total Assets	$867,137			$827,870			$713,172

LIABILITIES
Demand	$49,535	$508	1.03%	$41,232	$1,098	2.66%	$36,155	$1,100	3.04%
Savings	11,945	123	1.03%	12,209	210	1.72%	32,418	1,101	3.40%
Money Market	145,838	2,687	1.84%	104,411	2,975	2.85%	143,827	7,901	5.49%
Time	401,646	14,471	3.60%	368,646	16,336	4.43%	233,023	9,306	3.99%

Total Interest Bearing Deposits	608,964	17,789	2.92%	526,498	20,619	3.92%	445,423	19,408	4.36%
FHLB advances	84,451	3,516	4.16%	124,739	5,569	4.46%	103,133	4,460	4.32%
Other borrowings	390	1	0.26%	2,604	55	2.11%	2,365	79	3.34%

Total Interest Bearing Liabilities	693,805	21,306	3.07%	653,841	26,243	4.01%	550,921	23,947	4.35%
Noninterest bearing Deposits	52,553			46,921			41,827
Other Liabilities	7,455			5,731			4,582

Total Liabilities	753,813			706,493			597,330
Total Shareholder’s Equity	113,324			121,377			115,842

Total Liabilities & Shareholder’s Equity	$867,137			$827,870			$713,172

Interest Rate Spread			1.93%			1.95%			1.84%

Net Interest Income		$19,292			$19,367			$18,746

Net Interest Margin			2.37%			2.53%			2.72%

The following table sets forth certain information regarding changes in our interest income and interest expense for the year ended December 31, 2009 compared to the year ended December 31, 2008 and for the year ended December 31, 2008, as compared to the year ended December 31, 2007. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to changes in interest rate and changes in the volume. Changes in both volume and rate have been allocated based on the proportionate absolute changes in each category.

($ in thousands)

	2009 Changes from 2008			2008 Changes from 2007
		Due to Average			Due to Average
	Total Change	Volume	Rate	Total Change	Volume	Rate
Interest Earning Assets
Loans, Net	$(4,869)	$190	$(5,059)	$5,110	$7,118	$(2,008)
Investment Securities	873	1,530	(657)	(219)	155	(374)
Other	(1,016)	321	(1,337)	(1,974)	(942)	(1,032)

Total:	(5,012)	2,041	(7,053)	2,917	6,331	(3,414)

Interest Bearing Liabilities
Demand	(590)	221	(811)	(2)	135	(137)
Savings	(87)	(5)	(82)	(891)	(348)	(543)
Money Market	(288)	1,180	(1,468)	(4,926)	(1,123)	(3,803)
CDs	(1,865)	1,462	(3,327)	7,030	6,010	1,020
Short Term Borrowings	(54)	(47)	(7)	(24)	(149)	125
FHLB advances	(2,053)	(1,799)	(254)	1,109	1,036	73

Total	(4,937)	1,014	(5,951)	2,296	5,561	(3,265)

Changes in Net Interest Income	$(75)	$1,027	$(1,102)	$621	$770	$(149)

Non Interest Income.

NON INTEREST INCOME

($ in Thousands)

	Year Ended December 31,
	2009	2008	2007
Noninterest income:
Unrealized gain on securities held for trading	$0	$0	$411
Service charges on deposit accounts	915	933	515
Other service charges and fees	342	351	77
Income on brokered loans	0	6	164
Realized loss on securities held for trading	0	(182)	0
Gain/(loss) on sale of securities and other-than-temporary impairment	(1,231)	(656)	(2,250)
Other	432	480	331

Total noninterest Income	$458	$932	$(752)

Non interest income on a recurring basis is derived principally from loan and deposit fees. Securities gains or losses on securities held for sale and held for trading are also included in non interest income.

Year ended December 31, 2009 compared with year ended December 31, 2008:

Non interest income decreased by $0.5 million for the year ended December 31, 2009 compared to the year ended December 31, 2008. Non interest income for the year ended December 31, 2009 includes $1.2 million of other than temporary impairment losses on securities and $0.2 million of revenue from other real estate acquired through foreclosure. Non interest income for the year ended December 31, 2008 includes a loss on the sale of securities of ($0.7) primarily resulting from the sale of 100% of our $2 million position in Freddie Mac preferred stock.

2008 compared with 2007:

Non interest income increased in 2008 by $1.7 million to $0.9 million compared to 2007. The increase in non interest income is due to a full year of operations in 2008 of The Bank of Tallahassee and Cygnet Private Bank and also includes decreases attributable to losses on securities transactions of $0.7 million in 2008 compared to losses of $2.3 million in 2007

Non Interest Expense.

NON INTEREST EXPENSE

($ in Thousands)

	Year Ended December 31,
	2009	2008	2007
Salaries and employee benefits	$11,338	$15,950	$11,807
Occupancy and Equipment	5,625	5,576	3,838
Data Processing	1,480	1,978	1,373
Stationary, printing and supplies	339	527	392
Business development	379	554	186
Insurance, including deposit insurance premium	2,293	1,028	520
Professional fees	1,044	1,244	776
Marketing	119	166	189
Permanent impairment of goodwill	4,707	15,331	0
FHLB advance prepayment penalties	1,296	1,184	0
Loss on sale of foreclosed real estate	723	0	0
Writedown of foreclosed real estate	940	0	0
Foreclosed real estate expense	1,143	197	0
Other	1,366	3,521	2,281

Total noninterest expenses	$32,792	$47,256	$21,362

Year ended December 31, 2009 compared with the year ended December 31, 2008:

Total non interest expense for the year ended December 31, 2009 of $32.8 million decreased by $14.5 million or 30.7% compared to $47.3 million for the year ended December 31, 2008. For the year ended December 31, 2009, non interest expense included decreases of $10.6 of goodwill impairment charges, $4.6 million of salary and benefits, $1.4 million of stock based compensation expense and $0.5 million of data processing costs and increases of $1.3 million of FDIC assessments and $0.9 million of expenses relating to the carrying costs of real estate and other assets acquired through foreclosure or similar proceedings and $1.7 million of write-downs and loss on sale of foreclosed real estate.

2008 compared with 2007:

Total non interest expense of $47.3 million in 2008 increased $25.9 million or 121.2% from 2007 primarily due to the impairment of $15.3 of goodwill, the inclusion of full year results in 2008 of The Bank of Tallahassee and Cygnet Private Bank and other one time charges for severance and other employee related costs, lease terminations for relocated branch locations and the penalty incurred in connection with the early retirement of FHLB advances.

Income Taxes.

We and our 100% owned subsidiaries file a consolidated income tax return (2006 to present) for federal and state purposes. Prior to 2006, we filed as a Subchapter S corporation. Our shareholders terminated the Subchapter S election effective at December 31, 2005. We have reported a cumulative tax loss through the period since our termination of our S election through December 31, 2009 and we have recorded an accumulated net tax benefit. Management monitors our deferred tax asset and as of December 31, 2009 determined that a valuation allowance against our deferred tax asset is not required. For the year ended December 31, 2009, we recognized an income tax benefit of $10.4 million compared to an income tax benefit of $8.7 million for the year December 31, 2008. Please see Note 12 of our December 31, 2009 Consolidated Financial Statements for further information on income taxes.

Loan Portfolio.

Our loan portfolio consists principally of loans to individuals and small- and medium-sized businesses within our primary market areas of greater Tampa Bay, Jacksonville and Tallahassee, Florida. The table below shows our loan portfolio composition for the periods presented.

($ in Thousands)

	At December 31,
	2009	2008	2007	2006	2005
Commercial	$63,439	$65,308	$72,007	$45,363	$21,878
Commercial Real Estate	343,028	339,906	333,627	196,490	158,312
Residential Mortgage	220,854	242,023	196,925	128,313	104,945
Consumer Loans	19,027	20,573	19,972	4,422	3,290

Total loans	646,348	667,810	622,531	374,588	288,425
Less: Net deferred fees	(355)	(349)	(256)	(172)	(273)
Less: Allowance for loan losses	(21,342)	(17,550)	(7,699)	(4,420)	(3,313)

Loans, Net	624,651	649,911	614,576	369,996	284,839

Total gross loans decreased by $21.5 million or 3.2% during the year ended December 31, 2009 compared to December 31, 2008. The decrease is attributable to several factors including loan payoffs as a result of our borrowers’ deleveraging, reduced levels of new loan demand and in some cases loan charge offs. Our loan composition remains relatively consistent at December 31, 2009 compared to December 31, 2008, with commercial real estate comprising a slightly larger portion of the portfolio and residential, commercial and consumer loans comprising a slightly smaller portion of the portfolio.

Following is a summary of the repricing distribution of certain loan categories based on remaining scheduled repayments of principal as of December 31, 2009 (in thousands):

	Pricing Period
(Dollars in Thousands)	Within 1 Year	1 - 5 Years	Over 5 Years	Total
Commercial	45,061	13,156	5,222	63,439
Consumer Loans	12,916	2,283	3,828	19,027
Residential Mortgages	113,536	82,887	24,431	220,854
Commercial Real Estate	107,639	139,338	96,051	343,028

Total	$279,152	$237,664	$129,532	$646,348

Fixed/variable repricing of loans due after one year
Loans at fixed interest rates		$174,268	$73,894
Loans at floating or adjustable interest rates		63,396	55,638

Total		$237,664	$129,532

Allowance and Provision for Loan Losses.

The allowance for loan losses is a valuation allowance established to absorb probable incurred credit losses associated with loans in the loan portfolio. The allowance is recorded through a provision for loan losses charged to operations. Loan losses are charged against the allowance when management’s belief that the loan is uncollectible is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of specific and general components. The specific component relates to loans that are classified as impaired. For such loans, an allowance is established when the discounted cash flows or collateral value or observable market price of the impaired loan is lower than the carrying value of that loan. The general component covers all other loans and is based on historical loss experience adjusted for qualitative factors.

For quantitative loss factors, management has determined the historical loss rate for each group of loans with similar risk characteristics and has then considered the current qualitative or environmental factors that are likely to cause estimated credit losses as of the evaluation date to differ from the group’s historical loss experience. The overall effect of these factors on each loan group has been reflected as an adjustment that, as appropriate, increases or decreases the historical loss rate applied to each loan group.

We segregate our portfolio of loans not deemed to be impaired by call report category for the purposes of calculating and applying historical loss factors, adjustment factors and total loss factors. Considerable judgment is necessary to establish adjustment factors.

The adjustment factors described below are deemed to be applied to pass credits. Through our reserve methodology, these factors are scaled higher if applied to weak pass, special mention or substandard credits.

The following current environmental factors have been taken into consideration in determining the adequacy of the Allowance for Loan and Lease Losses (“ALLL”):

a.	Changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off, and recovery practices not considered elsewhere in estimating credit losses;

b.	Changes in international, national, regional and local economic and business conditions and developments that affect the collectability of the portfolio, including the condition of various market segments;

c.	Changes in the nature and volume of the portfolio and in the terms of loans;

d.	Changes in the experience, ability, and depth of the lending management and other relevant staff;

e.	Changes in the volume and severity of past due loans, the volume of nonaccrual loans, and the volume and severity of adversely classified or graded loans;

f.	Changes in the quality of our loan review system;

g.	Changes in the value of underlying collateral for collateral-dependent loans;

h.	The existence and effect of any concentrations of credit, and changes in the level of such concentrations; and

i.	The effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the institution’s existing portfolio.

A loan is considered impaired when, based on current information and events, it is probable the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

As of December 31, 2009, we held an allowance for loan losses of $21.3 million or 3.30% of total loans compared to the allowance for loan losses of $17.6 million or 2.63% at December 31, 2008. Based on an analysis performed by management as of December 31, 2009 management considers the allowance for loan losses to be adequate to cover probable incurred credit losses in the portfolio as of that date. However, management’s judgment is based upon a number of assumptions, which are believed to be reasonable, but which may or may not prove valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that significant additional increases in the allowance for loan losses will not be required. In addition, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses. Such agencies may require us to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

As a direct result of these factors and analyses in conjunction with the sustained weakness in asset values, particularly real estate, we recorded a loan loss provision of $19.5 million for the year ended December 31, 2009, an increase of $7.5 million compared to the provision recorded for the year ended December 31, 2008 of $12.0 million. The Company establishes specific reserves for impaired loans and general reserves for the remainder of the portfolio as follows (in thousands):

	December 31, 2009	December 31, 2008
Specific Reserves:
Impaired loans with no specific reserves	$27,606	$4,807
Impaired loans with specific reserves	39,582	34,849

Total impaired loans	$57,188	$39,656
Reserve	$8,800	$6,781
Reserve % of impaired loans	13.10%	17.10%

General Reserves
Loans subject to general reserve	$579,159	$628,154
Reserve	$12,542	$10,769
Reserve % of loans	2.17%	1.71%

The Company’s reserves for loans with specific reserves were approximately $8.8 million as of December 31, 2009 and approximately $6.7 million as of December 31, 2008. During the year ended December 31, 2009, the specific reserve was reduced by approximately $15.7 million of charge-offs, including charge-offs of the specific reserves on the large relationships. Loans with specific reserves, net of charge-offs, foreclosures, sales and payoffs increased approximately $27.6 million from December 31, 2008 to December 31, 2009. The December 31, 2008 balances include three large loan relationships totaling approximately $16.3 million that carried aggregate specific reserves of approximately 21% of the aggregate loan balances of these relationships.

The Company’s general reserve for unimpaired loans was 2.17% of subject loans as of December 31, 2009 and 1.71% of subject loans as of December 31, 2008. The increased percentage is primarily the result of an increase in management’s estimates based upon the historical loss factors and adjustments. For the year ended December 31, 2009, the loan portfolio subject to the general reserve decreased approximately $49.1 million. Approximately $32.7 million of construction and land development loans and approximately $16.9 million of non owner occupied commercial real estate were no longer subject to the general reserve as a result of impairment, charge-offs, foreclosures, sales and/or payoffs. Construction and land development, and non owner occupied commercial real estate loans together represented 27.38% of the portfolio subject to general reserve as of December 31, 2009 compared to 30.3% as of December 31, 2008. Management evaluates the reserves on a regular basis to determine its adequacy.

The provision for loan losses is a charge to income in the current period to replenish the allowance and maintain it at a level that management has determined to be adequate to absorb probable incurred credit losses in the loan portfolio. Our provision for loan losses was $19.5 million for the year ended December 31, 2009 and the provision was $12.0 million for the year ended December 31, 2008. While partly related to organic loan growth of $35.3 million in 2008, the higher provisions for loan losses in 2009 and 2008 are primarily attributable to the continued contraction of residential real estate activity and the ripple effect on our local economies as well as the increase in our nonperforming loans, delinquencies and charge-offs compared to prior years. The continued local economic contraction is evidenced by increased unemployment levels in the markets in which we operate and additionally, the impact of foreclosures and distressed sales is negatively impacting the value of real estate.

Management continuously monitors and actively manages the credit quality of the loan portfolio and will continue to recognize the provision required to maintain the allowance for loan losses at an appropriate level. Due to the economic slowdown discussed above, some of our customers are exhibiting increasing difficulty in timely payment of their loan obligations. We believe that this trend will continue in the near term. Consequently, we may experience higher levels of delinquent and nonperforming loans, which may require higher provisions for loan losses, higher charge-offs and higher collection related expenses in future periods.

The allowance for loan losses represents management’s estimate of probable incurred credit losses in the loan portfolio at a specific point in time. This estimate includes losses associated with specifically identified loans as well as estimated probable credit losses inherent in the remainder of the loan portfolio. Additions are made to the allowance through periodic provisions charged to income. Reductions to the allowance occur as loans are charged off. Management evaluates the adequacy of the allowance at least quarterly, and in doing so relies on various factors including, but not limited to, assessment of probable loss, delinquency and non-accrual trends, portfolio growth, underlying collateral coverage and current economic conditions. This evaluation is subjective and requires material estimates that may change over time.

Generally, for collateral dependent loans, new appraisals are ordered when a loan is downgraded to substandard, which also triggers an impairment analysis for specific reserves. This appraisal is used to complete the impairment analysis, which calculates the reserve requirements or the amount to charge off. Exceptions are when we already have a current appraisal (generally less than 1 year old) or the loan amount is under $250,000 and other Financial Institutions Reform Recovery and Enforcement Act (“FIRREA”) acceptable real estate evaluations are permitted. The appraisals, which are performed by an independent, certified appraiser, are requested by the credit officer and all are reviewed by a qualified credit officer who reviews for compliance with FIRREA and the Uniform Standards of Professional Appraisal Practice (“USPAP”). If there are concerns regarding the quality of the appraisal (i.e. not performed in accordance with FIRREA or USPAP standards) or conclusions reached by the appraiser, the qualified credit officer may request a second appraisal by another independent certified appraiser. However, these occurrences are infrequent. Under FIRREA and USPAP guidelines, the credit officer is not allowed to make “adjustments” to an appraisal. A credit officer may, however, provide supplemental information that he deems significant and appropriate if he believes that it is of value and supports his conclusions regarding a loan evaluation. Such supplemental information could include tax assessed values or comparable real estate on the books of the Company, which was recently appraised, for example.

During the year ended December 31, 2009 and the years ended December 31, 2008, 2007, 2006 and 2005, the activity in our loan loss allowance was as follows:

($ in Thousands)

	At December 31,
	2009	2008	2007	2006	2005
Balance At Beginning Of Period	$17,550	$7,699	$4,420	$3,313	$2,081
Additional due to acquisitions	0	0	1,629	0	0
Charge-Offs	(15,731)	(2,118)	(14)	0	0
Recoveries	29	3	74	0	5
Provision For Loan Losses	19,494	11,966	1,590	1,107	1,227

Balance At End Of Period	$21,342	$17,550	$7,699	$4,420	$3,313

	At December 31,
	2009	2008	2007	2006	2005
Charge-Offs:
Commercial	(551)	(764)	(4)	—	—
Commercial Real Estate	(7,505)	(264)	—	—	—
Residential Mortgage	(7,234)	(1,083)	—	—	—
Consumer Loans	(441)	(7)	(10)	—	—

	$(15,731)	$(2,118)	$(14)	$—	$—

	At December 31,
	2009	2008	2007	2006	2005
Recoveries:
Commercial	2	2	74	—	5
Commercial Real Estate	—	—	—	—	—
Residential Mortgage	26	—	—	—	—
Consumer Loans	1	1	—	—	—

	$29	$3	$74	$—	$5

The following table reflects the allowance allocation per loan category and percent of dollar value of loans in each category to total dollar value of loans for the periods indicated:

	2009		2008		2007		2006		2005
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Commercial	$2,136	9.81%	$1,310	9.78%	$466	11.57%	$280	12.11%	$319	7.59%
Commercial Real Estate	13,081	53.07%	12,512	50.90%	5,889	53.59%	3,307	52.46%	2,334	54.88%
Residential Mortgage	5,393	34.17%	3,336	36.24%	1,319	31.63%	799	34.25%	611	36.39%
Consumer Loans	732	2.94%	392	3.08%	25	3.21%	34	1.18%	49	1.14%

Total loans	$21,342	100.00%	$17,550	100.00%	$7,699	100.00%	$4,420	100.00%	$3,313	100.00%

Impaired Loans

Under generally accepted account principles, a loan is impaired when, based upon current information and events, it is probable that the loan will not be repaid according to its contractual terms, including both principal and interest. Management performs individual assessments of impaired loans to determine the existence of loss exposure and, where applicable, the extent of loss exposure based upon the present value of expected future cash flows available to pay the loan, or based upon the estimated realizable collateral where a loan is collateral dependent.

The following is a summary of information pertaining to impaired loans:

($ in Thousands)

	December 31,
	2009	2008	2007
Impaired loans without a valuation allowance	$27,606	$4,807	$0
Impaired loans with a valuation allowance	39,583	34,849	0
Valuation allowance related to impaired loans	(8,801)	(6,781)	0

Net investment in impaired loans	$58,388	$32,875	$—

Non-Performing Assets

Non-performing assets include non-accrual loans and foreclosed real estate. Non-accrual loans represent loans on which interest accruals have been discontinued. Foreclosed real estate is comprised principally of real estate properties obtained in partial or total loan satisfactions and is included in other assets at its estimated fair value less selling costs.

We discontinue interest accruals when principal or interest is due and has remained unpaid for 90 days or sooner if current information indicates the borrower’s inability to pay, depending on the loan type, unless the loan is both well secured and in the process of collection. When a loan is placed on non-accrual status, all unpaid interest and fees are reversed. Non-accrual loans may not be restored to accrual status until all delinquent principal and interest have been paid.

Non-performing loans, or non-accrual loans, are closely monitored on an ongoing basis as part of our loan review and work-out process. In addition, these loans are evaluated by comparing the recorded loan amount to the fair value of any underlying collateral or the present value of projected future cash flows. The results of this evaluation are used as part of the determination of the appropriate allowance and provision for loan losses and charge-offs, when appropriate.

NON-PERFORMING ASSETS

($ in Thousands)

	Year Ended December 31,
	2009	2008	2007
Non-Accrual	$46,949	27,944	0
Restructured Loans	0	0	0

Total Non-Performing Loans	$46,949	$27,944	$0
Other Real Estate Owned	8,761	1,707	0

Total Non-Performing Assets	$55,710	$29,651	$0

Non-Performing Loans as a Percentage of Total Loans	7.27%	4.19%	0.00%
Non-Performing Loans as a Percentage of Total Assets	5.65%	3.25%	0.00%
Past Due 90 or more days and still accruing	10	0	0

As of December 31, 2009, we had $21.4 million in restructured loans that are in compliance with their modified terms. The criteria for a restructured loan to be considered performing is as follows: (1) none of its principal and interest is due and unpaid, and we expect repayment of the remaining contractual principal and interest, or (2) when the loan otherwise becomes well secured and in the process of collection. Since these loans have met the criteria, management does not consider these loans to be non-performing and have not included them in the table above.

The majority of the increase in non performing loans from December 31, 2008 to December 31, 2009 is attributable to the following loan types:

•	Non-owner occupied commercial real estate—an increase of $7.1 million, or 78.2%

•	1-4 family residential first lien—an increase of $3.8 million, or 184.9%

•	Other construction and land development—an increase of $4.0 million, or 222.4%

•	Commercial and industrial—an increase of $5.1 million, or 1,130.8%

There was a decrease in non-performing multi family residential loans of $10.8 million, or 100%, from December 31, 2008 to December 31, 2009.

As of December 31, 2009 non accrual loans consisted of:

In millions

Loan Type	Amount	Number of Relationships
Hotels/Motels	$7.5	3
Accounts Receivable, Inventory, Equipment	4.9	8
Real Estate 1-4 Family Investment	4.0	25
Single Family Residential	3.9	7
Retail	2.4	3
Construction & Land Development-Residential	8.1	15
Office/Warehouse	9.6	12
Other	6.5	12

Total	$46.9	85

As of December 31, 2009 the Company has other real estate owned of $8.8 million, of which $5.4 million is multi family properties comprised of 6 distinct projects.

Management believes the primary contributor to the increase in non accrual loans is the downturn in the economy, which has had a disproportionately negative impact on certain of our borrowers in our markets, which depend upon tourism. The immediate effect of this downturn has been the reduction in discretionary consumer spending, as it relates to our lending on income producing properties, such as the hotel/motel portfolio and commercial retail properties. In addition, declines in household income and a rise in unemployment have caused deterioration in the owner occupied single family residential portfolio, while the decline in real estate activity has negatively impacted our speculative residential and construction and land development loans.

Market Risk.

Market risk refers to potential losses arising from changes in interest rates, foreign exchange rates, equity prices and commodity prices. We are primarily exposed to interest rate risk inherent in our lending and deposit taking activities as a financial intermediary. To succeed in our capacity as a financial intermediary, we offer an extensive variety of financial products to meet the diverse needs of our customers. These products sometimes contribute to interest rate risk for us when product groups do not complement one another. For example, depositors may want short-term deposits while borrowers desire long-term loans. Changes in market interest rates may also result in changes in the fair value of our financial instruments, cash flows, and net interest income.

Interest rate risk is comprised of re-pricing risk, basis risk, yield curve risk, and options risk. Re-pricing risk arises from differences in the cash flow or re-pricing between asset and liability portfolios. Basis risk arises when asset and liability portfolios are related to different market rate indexes, which do not always change by the same amount. Yield curve risk arises when asset and liability portfolios are related to different maturities on a given yield curve; when the yield curve changes shape, the risk position is altered. Options risk arises from “embedded options” within asset and liability products as certain borrowers have the option to prepay their fixed rate loans when rates fall while certain depositors can redeem their certificates of deposit early when rates rise.

We have established an Asset/Liability Committee (ALCO) for the Bank, which is responsible for the oversight of the Bank’s interest rate risk management. We have implemented an asset/liability model at the Bank to measure and evaluate the Bank’s interest rate risk. Interest rate risk measures used by us include earnings simulation, economic value of equity (EVE) and gap analysis.

At this time, we do not use derivative financial instruments for market risk management purposes.

Gap analysis and EVE are static measures that do not incorporate assumptions regarding future business. Gap analysis, while a helpful diagnostic tool, displays cash flows for only a single rate environment. EVE’s long-term horizon helps identify changes in optionality and longer-term positions. However, EVE’s liquidation perspective does not translate into the earnings-based measures that are the focus of managing and valuing a going concern. Net interest income simulations explicitly measure the exposure to earnings from changes in market rates of interest. Our current financial position is combined with assumptions regarding future business to calculate net interest income under various hypothetical rate scenarios. Currently, the Bank’s ALCO reviews internal earnings simulations over the ensuing 12 months under various interest rate scenarios. During the fourth quarter of 2009, we engaged an independent consulting firm to perform higher level analytics on our interest rate risk profile on a quarterly basis. Their analysis provides hypothetical scenario analysis on a year by year basis across a five year horizon. Reviewing these various measures provides us with a reasonably comprehensive view of our interest rate risk profile.

The following gap analysis compares the difference between the amount of interest earning assets (IEA) and interest bearing liabilities (IBL) subject to re-pricing over a period of time. A ratio of more than one indicates a higher level of re-pricing assets over re-pricing liabilities for the time period. Conversely, a ratio of less than one indicates a higher level of re-pricing liabilities over re-pricing assets for the time period (in thousands).

As of December 31, 2009

	Within 1 Year	1 to 5 Years	Over 5 Years	Total
Interest Earning Assets (IEA)
Loans	$279,152	$237,664	$129,532	$646,348
Investment Securities	30,420	40,369	28,987	99,776
Federal Funds Sold	52	—	—	52
Other	26,730	—	3,000	29,730

Total	$336,354	$278,033	$161,519	$775,906

Interest Bearing Liabilities (IBL)
Savings, Now, Money Market	$231,365	$—	$—	$231,365
Certificates of Deposit	195,230	148,163	366	343,759
Federal Home Loan Bank Advances	—	61,000	20,700	81,700
Short Term Borrowings	—	—	—	—

Total	$426,595	$209,163	$21,066	$656,824

Period Gap	$(90,241)	$68,870	$140,453	$119,082

Cumulative Gap	$(90,241)	$(21,371)	$119,082

Cumulative Gap / Total Assets	-10.87%	-2.57%	14.34%
IEA / IBL (Cumulative)	0.79	1.33	7.67

Liquidity.

Liquidity is the ability to provide for the cash flow requirements of deposit withdrawals, funding requirements of our borrowers, debt maturities, operating cash flows and off balance sheet obligations such as customer lines of credit.

Our primary sources of liquidity are deposits provided by commercial and retail customers. The Bank attracts these deposits by offering an array of products designed to match customer needs at rates acceptable to the Bank. Deposits can be very price sensitive; we therefore monitor the Bank’s offering rates relative to our competition and adjust our offering rates accordingly to generate larger or smaller flows of deposit funds.

In addition to local market deposits, the Bank has access to national brokered certificates of deposit markets as well as deposit subscription services. The Bank uses these alternative sources of deposits to supplement deposits particularly when these sources of deposits are less costly than the local market or in order to obtain specific funding amounts and terms that might not otherwise be available locally. These sources of deposits tend to be more price and credit sensitive and therefore the Bank has established policies to limit the amount of these types of funding sources.

As a member of the Federal Home Loan Bank of Atlanta (“FHLB”), the Bank has access to a secured borrowing facility. Loans meeting certain criteria may be pledged as collateral and are subject to advance rates established by the FHLB. Alternatively, FHLB borrowings may be secured by marketable securities, which are generally afforded higher advance rates relative to the value of the pledged collateral. FHLB advances are a useful source of funding as they offer a broad variety of terms allowing the Bank to position its funding with greater flexibility. FHLB funding is also credit sensitive and therefore the Bank has established policies to limit the amount of its utilization of this funding source.

Other sources of liquidity include balances of cash and due from banks, short-term investments such as federal funds sold, and our investment portfolio, which can either be liquidated or used as collateral for borrowings. Additionally, our correspondent banks provide unsecured federal funds lines of credit, which may be used to access short term funds.

The Bank has established contingency plans in the event of extraordinary fluctuations in cash resources as described below.

Major sources of increases and decreases in cash and cash equivalents are as follows for the years ending December 31, 2009, 2008 and 2007:

(Dollars in thousands)	2009	2008	2007
Used in operating activities	$(11,664)	$(2,817)	$(279)
Used in investing activities	(37,293)	(77,174)	(120,078)
(Used in) provided by financing activities	(3,478)	76,840	106,992

Net (decrease) increase in cash and cash equivalents	$(52,435)	$(3,151)	$(13,365)

As of December 31, 2009 the Bank had unfunded loan commitments and unused lines and letters of credit totaling approximately $71.9 million and as discussed in Note 13 of our Consolidated Financial Statements, the Bank had unfunded loan commitments and unfunded lines and letters of credit totaling $79.2 million at December 31, 2008. We believe the likelihood of these commitments either needing to be totally funded or funded at the same time is low. However, should significant funding requirements occur, the Bank has available borrowing capacity from various sources as discussed below.

The Bank has unsecured overnight federal funds purchased accommodation up to a maximum of $17.0 million from our principal correspondent bank. Further, the Bank has invested in FHLB stock for the purpose of establishing credit lines with the FHLB. The credit availability to the Bank is based on the amount of collateral pledged and limited by a percentage of the Bank’s total assets as reported on the most recent quarterly financial information submitted to the regulators. As of December 31, 2009, we had $81.7 million of FHLB advances outstanding and $24.8 million of letters of credit used in lieu of pledging securities to the State of Florida. Our unused borrowing capacity as of December 31, 2009 was approximately $28.7 million. At December 31, 2008, there was $104.7 million in advances outstanding, in addition to $5.5 million in letters of credit used in lieu of pledging securities to the State of Florida. Borrowings are collateralized by the Bank’s qualifying one-to-four family residential mortgage, multi-family, home equity, second mortgage and certain commercial real estate loans. The amount of unused borrowing capacity at December 31, 2008 was $62.3 million.

As of December 31, 2009 our gross loan to deposit ratio was 102.4% compared to 103.1% at December 31, 2008. Management monitors and assesses the adequacy of our liquidity position on a daily and monthly basis to ensure that sufficient sources of liquidity are maintained and available.

Investment Activity.

Investment activities serve to enhance our liquidity position and interest rate sensitivity, while also providing a yield on interest earning assets. Securities purchased with the intent and ability to hold until maturity are categorized as securities held to maturity and carried at amortized cost. All other securities are categorized as securities available for sale and are recorded at fair value. Securities, like loans, are subject to similar interest rate and credit risk. In addition, by their nature, securities classified as available for sale are also subject to market value risks that could negatively affect the level of liquidity available to us, as well as shareholders’ equity. A change in the value of securities held to maturity could also negatively affect the level of shareholders’ equity if there was a decline in the underlying creditworthiness of the issuers, other-than-temporary impairment is deemed or there is a change in our intent and ability to hold the securities to maturity.

As of December 31, 2009, our securities portfolio totaled $99.8 million compared to $67.7 million as of December 31, 2008, an increase of $32.1 million. For both periods, all of our securities were classified as available for sale. The increase in the investment portfolio during 2009 is due to the purchases of government sponsored mortgaged-backed securities. We do not actively trade securities and do not expect to do so in the future.

The following table sets forth the carrying amount of our investment portfolio, as of December 31, 2009, 2008, and 2007:

($ in Thousands)

	December 31,
	2009	2008	2007
Fair value of investment in:
US treasury and government	$—	$6,286	$13,027
Municipal bonds	—	—	—
Asset backed securities	302	1,972	1,030
Corporate bonds	4,196	4,893	—
Mortgage backed securities	95,278	54,580	24,508

Total	$99,776	$67,731	$38,565

Federal Reserve Bank stock	$3,000	$1,731	$1,903

Federal Home Loan Bank stock	$5,417	$6,229	$6,406

The following table indicates the respective maturities and weighted-average yields of our securities as of December 31, 2009 and December 31, 2008:

($ in Thousands)

December 31, 2009					December 31, 2008
1 Year	1-5 Years	5-10 Years	Over 10 Years	Yield to Maturity or Call	1 Year	1-5 Years	5-10 Years	Over 10 Years	Yield to Maturity or Call
$0	$0	$0	$0	0.00%	$3,256	$1,000	$1,019	$1,011	3.70%
123	45	134		0.48%	160	136	303	1,373	3.72%
	4,196			4.78%	0	2,960	1,933	0	4.73%
5,393	52,043	33,669	4,173	3.90%	2,405	36,120	1,682	14,374	3.95%

$5,516	$56,284	$33,803	$4,173	3.93%	$5,821	$40,216	$4,937	$16,758	4.72%

Please see Note 1 to our December 31, 2009 Consolidated Financial Statements for a discussion on Other Comprehensive Income related to our securities classified as available-for-sale.

Securities of a single issuer that had book values in excess of 10% of our shareholders’ equity at December 31, 2009 included bonds issued by the Government National Mortgage Association (GNMA) and Federal National Mortgage Association (FNMA). This exposure includes mortgage pass through securities issued directly by these agencies as well as collateralized mortgage obligations, or CMOs, issued with GNMA or FNMA underlying securities. As of December 31, 2009, our securities portfolio had an unrealized gain of approximately $0.7 million on a pretax basis.

Other Than Temporary Impairment (“OTTI”)

As of December 31, 2007 we owned approximately $5.3 million of private label asset backed securities at amortized cost. During 2007, these securities, which were rated AAA by either Moody’s or S&P at purchase, experienced a significant decline in market value. We utilized a discounted cash flow modeling valuation approach in order to evaluate these securities for other than temporary impairment of value. Our evaluation resulted in the recognition of an other than temporary impairment loss of $2.2 million on these securities in 2007. During 2008, the estimated fair value of certain of these securities declined further due to the occurrence of additional defaults by certain underlying issuers and changes in the cash flow and discount rate assumptions used to estimate the value of these securities and we determined that the further declines in values were other than temporary under generally accepted accounting principles. As a result, we recorded an additional $0.2 million of other than temporary impairment loss. During 2009, the estimated fair value of certain of these securities declined further due to the occurrence of additional defaults by certain underlying issuers and changes in the cash flow and discount rate assumptions used to estimate the value of these securities and we determined that the further declines in values were other than temporary under generally accepted accounting principles. As a result, we recorded an additional $1.2 million of other than temporary impairment loss.

Deposits

The Bank’s primary source of funds is deposits. Those deposits are provided by businesses, municipalities, and individuals located within the markets served by our bank.

For the year ended December 31, 2009, total deposits decreased $16.8 million to $630.4 compared to $647.2 million as of December 31, 2008.

As of December 31, 2009, 2008 and 2007 the distribution by type of our deposit accounts was as follows:

($ in thousands)

	Dec 31, 2009		Dec 31, 2008		Dec 31, 2007
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest bearing accounts	$52,553	0.00%	$46,921	0.00%	$41,827	0.00%

Interest bearing accounts
Savings, Now and MMKT	207,318	2.71%	157,852	2.71%	212,400	4.76%
CDs	401,646	4.43%	368,646	4.43%	233,023	3.99%

Total Interest Bearing Deposits	608,964	3.92%	526,498	3.92%	445,423	4.36%

Average Total Deposits	$661,516	3.60%	$573,419	3.60%	$487,250	3.98%

Brokered deposits included in total deposits	$84,358		$112,687		$67,820
Brokered deposits as a percentage of total deposits	12.75%		19.65%		13.92%

As of December 31, 2009 certificates of deposit of $100,000 or more mature as follows:

(Dollars in thousands)	Amount	Weighted Average Rate
Up to 3 months	$33,816	2.84%
3 to 6 months	18,511	2.81%
6 to 12 months	38,628	2.74%
Over 12 months	52,140	3.09%

Total	$143,095	2.90%

As of December 31, 2008, certificates of deposit of $100,000 or more mature as follows:

(Dollars in thousands)	Amount	Weighted Average Rate
Up to 3 months	$16,469	3.36%
3 to 6 months	16,458	3.48%
6 to 12 months	58,184	3.89%
Over 12 months	55,431	4.60%

Total	$146,542	4.05%

Maturity terms, service fees and withdrawal penalties are established by us on a periodic basis. The determination of rates and terms is predicated on funds acquisition and liquidity requirements, rates paid by competitors, growth goals and federal regulations.

Capital Resources.

The assessment of capital adequacy depends on a number of factors such as asset quality, liquidity, earnings performance, changing competitive conditions and economic forces. We seek to maintain a strong capital base to support our growth and expansion activities, to provide stability to current operations and to promote public confidence.

As of December 31, 2009 and December 31, 2008, we exceeded the levels of capital required in order to be considered “well capitalized” by the regulatory authorities. The basic measures of capitalization applied by the regulatory authorities are provided below as of December 31, 2009 and December 31, 2008 for the Company:

	As of December 31, 2009	As of December 31, 2008	Minimum to be Well Capitalized
Total Risk Based Capital Ratio	15.01%	13.15%	10.00%
Tier One Risk Based Capital Ratio	13.74%	11.88%	6.00%
Tier One Leverage Ratio	10.64%	9.59%	5.00%

In June 2009, we sold 4,584,756 shares of common stock through a rights offering solely to existing shareholders for proceeds of $18.3 million.

On July 24, 2009, we sold 20,471 shares of Series A preferred stock, par value of $.01 per share, and 1,024 shares of Series B preferred stock, to the U.S. Treasury for proceeds of $20.5 million under the U.S. Treasury’s Capital Purchase Program. The terms of the Series A preferred stock require quarterly dividend payments of 5% of the outstanding principal during the first five years the issue is outstanding after which the dividend rate increases to 9%. The terms of the Series B require quarterly dividend payments of 9% of the outstanding principal.

A discount was recorded on the preferred stock, which is being accreted over a five year period.

We believe that our capital is adequate in the near term. However, if we incur significant operating losses or we increase our assets faster than our current plans, we may need to obtain additional capital to support our business plans and operations.

Holders of our common stock are entitled to receive dividends when, as and if declared by our Board of Directors out of funds legally available for that purpose. We currently do not intend to pay dividends on our common stock in the near future. In the event that we decide to pay dividends, there are a number of restrictions on our ability to do so. We are precluded from paying cash dividends on common stock while the preferred stock issue described above remains outstanding.

The declaration and payment of dividends on our common stock will depend upon our earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate, our ability to service any equity or debt obligations senior to the common stock and other factors deemed relevant by our Board of Directors. Regulatory authorities in their discretion could impose administratively stricter limitations on the ability of the Bank to pay dividends to us if such limits were deemed appropriate to preserve certain capital adequacy requirements.

Inflation.

The impact of inflation on the banking industry differs significantly from that of other industries in which a large portion of total resources are invested in fixed assets such as property, plant and equipment.

Assets and liabilities of financial institutions are virtually all monetary in nature, and therefore are primarily impacted by interest rates rather than changing prices. While the general level of inflation underlies most interest rates, interest rates react more to changes in the expected rate of inflation and to changes in monetary and fiscal policy. Net interest income and the interest rate spread are good measures of our ability to react to changing interest rates and are discussed in further detail above.

Off-Balance Sheet Arrangements.

We do not currently have any off-balance sheet arrangements, other than approved and unfunded loans and letters of credit to our customers in the ordinary course of business.

Critical Accounting Policies.

Allowance for Loan Losses.

The allowance for loan losses is established to absorb probable incurred credit losses primarily resulting from loans outstanding as of the statement of financial condition date. Accordingly, all loan losses are charged to the allowance and all recoveries are credited to it. The provision for loan losses charged to operating expense is based on past credit loss experience and other factors which in management’s judgment deserve current recognition in estimating probable credit losses. Such other factors include growth and composition of the loan portfolio, credit concentrations, trends in portfolio volume, maturities, delinquencies and non-accruals, information about specific borrower situations and estimated collateral values, historical loss trends and general economic conditions.

While management uses the best information available to base its estimates, future adjustments to the allowance may be necessary if economic conditions, particularly in the Bank’s market areas, differ substantially from the assumptions initially used. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

The Bank applies a loan loss reserve methodology and documentation process which it believes is consistent with SEC, GAAP, and bank regulatory requirements. These accounting rules require specific identification of an allowance for loan loss for an impaired loan. The Bank applies a systematic methodology where the allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired or loans otherwise classified as substandard or doubtful. The general component covers non-classified loans and is based on historical loss experience adjusted for current factors. The following provides a summary of the Bank’s process for establishing specific reserves for impaired loans. Initially, loans are evaluated for “impairment”, meaning management believes it is probable that a borrower will not make payments of both principal and interest in accordance with the original loan agreement. If management deems a loan to be “impaired” the loan is further evaluated to determine whether it is solely collateral dependent or not. If the impaired loan is determined to be collateral dependent it is recorded at the fair value of the collateral less selling costs and the excess of the amounts due from the borrower over the fair market value are charged off. For impaired loans which are deemed to be not solely collateral dependent, a reserve for impairment is established equal to the excess of the loan balance and the valuation of the loan. In this circumstance, loans are valued by one of three methods: fair value of collateral, discounted expected future cash flows or observable market price of the note. Impaired loans with values in excess of the loan balance may have a reserve of zero. However, impaired loans with zero reserves may not be added back to the general reserve loan pool.

Income Taxes.

Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates.

The realization of deferred tax assets associated with the net operating loss carry forward, which expires in the years 2027, 2028, and 2029, as well as other deductible temporary differences is dependent upon generating sufficient future taxable income.

Other Than Temporary Impairment

Impairment of investment securities results in a write-down that must be included in net income when a market decline below cost is other-than-temporary. We regularly review each investment security for impairment based on criteria that include the extent to which cost exceeds market price, the duration of that market decline, the financial health of and specific prospects for the issuer(s) and our ability and intention with regard to holding the security to maturity.

Recent Accounting Pronouncements.

The Financial Accounting Standards Board, the SEC, and other regulatory bodies have enacted new accounting pronouncements and standards that either has impacted our results in prior years presented, or will likely impact our results in 2010. Please refer to the footnote No. 1 in the Notes to our Consolidated Financial Statements for the year ended December 31, 2009.

Item 6A.	Quantitative and Qualitative Disclosures About Market Risk.

See “Market Risk” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, above, which is incorporated herein by reference.

Item 7.	Financial Statements and Supplementary Data.

Financial Statements and Supplementary Data consist of the financial statements as indexed on page F-1 and unaudited financial information presented in Part II, Item 6 “Management’s Discussion and Analysis of Results of Operations and Financial Condition”.

Item 8.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 8A.	Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), we have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, and, based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures are effective.

There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies.

Item 8B.	Other Information

None

Part III

Item 9.	Directors, Executive Officers, and Corporate Governance

Executive Officers of the Registrant

The Company has a Code of Ethics that applies to its principal executive officer and principal financial officer (who is its principal accounting officer), a copy of which is included on the Company’s website, www.flbank.com at Investor Relations/Governance Documents. The website also includes a copy of the Company’s Audit Committee Charter, Compensation Committee Charter and Nominating Committee Charter. The information contained under the sections captioned “Election of Directors—Director and Nominees,” “Executive Officers,” “Audit Committee Report,” and “Section16 (A) Beneficial Ownership Reporting Compliance,” in the issuer’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 2010, to be filed with the SEC pursuant to Regulation 14A within 120 days of the issuer’s fiscal year end (the “Proxy Statement”), is incorporated herein by reference.

Item 10.	Executive Compensation

The information contained in the sections captioned “Election of Directors—Committees of the Board of Directors,” “Executive Compensation,” and “Compensation Committee Report” in the Proxy Statement, is incorporated herein by reference.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information contained in the section captioned “Security Ownership of Certain Beneficial Owners” in the Proxy Statement is incorporated herein by reference, and the table captioned “Equity Compensation Plan Information” on page 21 of this Form 10-K is incorporated herein by reference.

Item 12.	Certain Relationships and Related Transactions, and Director Independence.

The information contained in the section captioned “Transactions with Management and Related Persons” and “Election of Directors—Committees of the Board of Directors” in the Proxy Statement is incorporated herein by reference.

Item 13.	Principal Accountant Fees and Services

The information contained in the section captioned “Audit Fees and Related Matters” in the Proxy Statement is incorporated herein by reference.

Part IV

Item 14.	Exhibits and Financial Statement Schedules

(a) Financial Statements. Please see the following financial statements set forth below beginning on page F-1:

Page	Description
F-1 – F-27	Florida Bank Group, Inc. Consolidated Financial Statements as of December 31, 2009 and 2008 and for the years ended December 31, 2009 and 2008 and 2007

(b) Exhibits. The following exhibits are furnished as exhibits hereto:

Exhibit No.	Description
3.1	Articles of Incorporation of the Registrant*

3.2	Articles of Amendment to Articles of Incorporation of the Registrant dated April 30, 2007*

3.3	Articles of Amendment to Articles of Incorporation of the Registrant dated July 15, 2009*

3.4	Articles of Amendment to Articles of Incorporation of the Registrant dated July 15, 2009*

3.5	Restated Bylaws—December, 2009 of the Registrant*

10.1	Stock Option Plan Amended April 2007*/**

10.2	Employment Agreement with Katie Pemble, dated as of November 1, 2008*/**

10.3	Amendment to Employment Agreement with Katie Pemble*/**

10.4	Employment Agreement with F.C. Nixon, dated as of April 30, 2008*/**

10.5	Amendment to Employment Agreement with F.C. Nixon*/**

10.6	Employment Agreement with J. Stewart Baker, dated as of November 14, 2008*/**

10.7	Amendment to Employment Agreement with J. Stewart Baker*/**

10.8	Form of Employment Compensation Amendment, pursuant to the U.S. Treasury TARP Capital Purchase Program, signed by Corey Coughlin, Katie Pemble, F.C. Nixon, J. Stewart Baker, Robert Rothman, John Garthwaite*

10.9	Form of Waiver, pursuant to the U.S. Treasury TARP Capital Purchase Program, signed by Katie Pemble, F.C. Nixon, J. Stewart Baker, Robert Rothman, John Garthwaite*

10.10	Securities Purchase Agreement—Standard Terms for the U.S. Treasury TARP Capital Purchase Program between the Company and the U.S. Treasury*

14.1	Code of Ethics

21.1	Subsidiaries of the Registrant*

31.1	Certification of Chief Executive Officer pursuant to Securities and Exchange Act Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities and Exchange Act Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Certification of Chief Executive Officer pursuant to the Emergency Economic Stability Act of 2008.

99.2	Certification of Executive Vice President and Chief Financial Officer pursuant to the Emergency Economic Stability Act of 2008.

*	Previously filed by the Company as an exhibit to Company’s Registration Statement (Registration No. 000-53813) and such document is incorporated herein by reference.
**	Represents a management contract or a compensation plan or arrangement required to be filed as an exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of March, 2010.

FLORIDA BANK GROUP, INC.
(Registrant)

Date: March 31, 2010	By:	/S/ ROBERT ROTHMAN
Robert Rothman
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 31st day of March, 2010.

Principal Executive Officer and Principal Financial Officer

By:	/S/ ROBERT ROTHMAN
Robert Rothman,
Chairman, Chief Executive Officer and Director

Principal Accounting Officer

By:	/S/ JOHN R. GARTHWAITE
John R. Garthwaite,
Chief Financial Officer, Executive Vice President

Remaining Directors

By:	/S/ JOHN R. BYERS
John R. Byers, Director

By:	/S/ N. TROY FOWLER
N. Troy Fowler, Director

By:	/S/ THOMAS E. GIBBS
Thomas E. Gibbs, Director

By:	/S/ PAUL JOHAN
Paul Johan, Director

By:	/S/ LEWIS S. LEE, JR
Lewis S. Lee, Jr, Director

By:	/S/ D. SCOTT LUTTRELL
D. Scott Luttrell, Director

By:	/S/ F.C. NIXON
F.C. Nixon., Director

By:	/S/ LISA SMITHSON
Lisa Smithson, Director

By:	/S/ CHARLES TOMM
Charles Tomm, Director

FLORIDA BANK GROUP, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Florida Bank Group, Inc.

Tampa, Florida:

We have audited the accompanying consolidated balance sheets of Florida Bank Group, Inc. and Subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations and other comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

HACKER, JOHNSON & SMITH PA

Tampa, Florida

March 31, 2010

FLORIDA BANK GROUP, INC.

Consolidated Balance Sheets

($ in thousands, except share amounts)

	At December 31,
	2009	2008
Assets
Cash and due from banks	$2,579	$9,760
Interest-bearing deposits with banks	26,730	71,374
Federal funds sold	52	662

Cash and cash equivalents	29,361	81,796
Securities available for sale	99,776	67,731
Loans, net of allowance for loan losses of $21,342 in 2009 and $17,550 in 2008	624,651	649,911
Federal Reserve Bank stock, at cost	3,000	1,731
Federal Home Loan Bank stock, at cost	5,417	6,229
Accrued interest receivable	2,429	2,706
Premises and equipment, net	26,307	26,787
Deferred tax assets	23,431	13,348
Foreclosed real estate	8,761	1,707
Prepaid expenses and other assets	7,211	2,033
Intangible asset, net	—	314
Goodwill	—	4,707

Total assets	$830,344	$859,000

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing demand	$55,279	$41,722
Interest-bearing demand	70,581	62,393
Savings	11,879	10,638
Money market	148,905	93,027
Time	343,759	439,431

Total deposits	630,403	647,211
Official checks	559	1,760
Accrued expenses and other liabilities	4,323	6,781
Federal Home Loan Bank advances	81,700	104,700
Other borrowings	—	1,858

Total liabilities	716,985	762,310

Commitments and contingencies (Notes 5, 13 and 20)

Stockholders’ equity:
Preferred Stock Series A, $.01 par value; $1,000 liquidation value; 20,471 shares outstanding in 2009	20,471	—
Preferred Stock Series B, $.01 par value; $1,000 liquidation value; 1,024 shares outstanding in 2009	1,024	—
Preferred Stock—Discount	(935)	—
Common stock, $.01 par value, 50,000,000 shares authorized, 14,341,898 and 9,757,142 shares issued in 2009 and 2008, respectively	143	98
Additional paid-in capital	150,817	132,658
Treasury stock (12,583 shares in 2009 and 2008), at cost	(164)	(164)
Accumulated deficit	(58,415)	(35,739)
Accumulated other comprehensive income (loss)	418	(163)

Total stockholders’ equity	113,359	96,690

	$830,344	$859,000

The accompanying notes are an integral part of these consolidated financial statements.

FLORIDA BANK GROUP, INC.

Consolidated Statements of Operations and Other Comprehensive Income (Loss)

($ in thousands, except per share amounts)

	Year Ended December 31,
	2009	2008	2007
Interest income:
Loans	$36,514	$41,383	$36,273
Securities available for sale	3,767	2,894	3,113
Other interest-earning assets	317	1,333	3,307

Total interest income	40,598	45,610	42,693

Interest expense:
Deposits:
Demand	508	1,098	1,100
Savings	123	210	1,101
Money market	2,687	2,975	7,901
Time	14,471	16,336	9,306
Federal Home Loan Bank advances	3,517	5,569	4,460
Other borrowings	—	55	79

Total interest expense	21,306	26,243	23,947

Net interest income before provision for loan losses	19,292	19,367	18,746
Provision for loan losses	19,494	11,966	1,590

Net interest (expense) income after provision for loan losses	(202)	7,401	17,156

Noninterest income:
Unrealized gain on securities held for trading	—	—	411
Service charges on deposit accounts	915	933	515
Other service charges and fees	342	351	77
Income on brokered loans	—	6	164
Realized loss on securities held for trading	—	(182)	—
Loss on sale of securities available for sale	(47)	(442)	(41)
Other-than-temporary impairment of securities available for sale (1)	(1,184)	(214)	(2,209)
Other	432	480	331

Total noninterest income (expense)	458	932	(752)

Noninterest expenses:
Salaries and employee benefits	11,338	15,950	11,807
Occupancy	5,625	5,576	3,838
Data processing	1,480	1,978	1,373
Stationary, printing and supplies	339	527	392
Business development	379	554	186
Insurance, including deposit insurance premium	2,293	1,028	520
Professional fees	1,044	1,244	776
Marketing	119	166	189
Permanent impairment of goodwill	4,707	15,331	—
Federal Home Loan Bank advance prepayment penalties	1,296	1,184	—
Loss on sale of foreclosed real estate	723	—	—
Write-down of foreclosed real estate	940	—	—
Foreclosed real estate expense	1,143	197	—
Other	1,366	3,521	2,281

Total noninterest expense	32,792	47,256	21,362

Loss before income tax benefit	(32,536)	(38,923)	(4,958)
Income tax benefit	(10,436)	(8,744)	(1,795)

Net loss	(22,100)	(30,179)	(3,163)
Preferred stock dividend requirements and discount accretion	(576)	—	—

Net loss available to common stockholders	(22,676)	(30,179)	(3,163)
Other comprehensive income (loss):
Change in unrealized holding gains (losses) on securities available for sale	581	(427)	220

Comprehensive loss	$(22,095)	$(30,606)	$(2,943)

Loss per common share:
Basic and Diluted	$(1.83)	$(3.11)	$(0.36)

(1)	Includes $1.5 million of total other than temporary impairment losses for 2009, net of $354 non-credit related impairment losses recorded in other comprehensive income, before taxes. See note 3 to these consolidated financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

FLORIDA BANK GROUP, INC.

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2009, 2008 and 2007

($ in thousands, except share amounts)

	Preferred Stock					Common Stock			Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Series A		Series B			Shares	Amount	Additional Paid-in Capital
	Shares	Amount	Shares	Amount	Discount
Balance, December 31, 2006	—	$—	—	$—	$—	4,059,087	$41	$102,195	$—	$(2,397)	$44	$99,883
2-for-1 stock exchange (see note 17)	—	—	—	—	—	4,059,087	41	(41)	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	(3,163)	—	(3,163)
Other comprehensive income attributable to unrealized gains on available for sale securities, net of income taxes	—	—	—	—	—	—	—	—	—	—	220	220
Stock-based compensation	—	—	—	—	—	14,600	—	1,095	—	—	—	1,095
Repurchase of common stock (87,904 shares)	—	—	—	—	—	—	—	—	(1,456)	—	—	(1,456)
Proceeds from sale of treasury stock (60,000 shares)	—	—	—	—	—	—	—	76	900	—	—	976
Proceeds from exercise of stock options	—	—	—	—	—	129,780	1	1,306	—	—	—	1,307
Stock issued in connection with acquisitions	—	—	—	—	—	1,443,071	15	24,945	—	—	—	24,960

Balance, December 31, 2007	—	—	—	—	—	9,705,625	98	129,576	(556)	(5,560)	264	123,822
Net loss	—	—	—	—	—	—	—	—	—	(30,179)	—	(30,179)
Other comprehensive loss attributable to unrealized loss on available for sale securities, net of income taxes	—	—	—	—	—	—	—	—	—	—	(427)	(427)
Stock issued as compensation	—	—	—	—	—	7,350	—	110	—	—	—	110
Stock-based compensation	—	—	—	—	—	—	—	2,211	—	—	—	2,211
Repurchase of common stock (17,580 shares)	—	—	—	—	—	—	—	—	(239)	—	—	(239)
Proceeds from sale of treasury stock (32,901 shares)	—	—	—	—	—	—	—	(138)	631	—	—	493
Proceeds from exercise of stock options	—	—	—	—	—	44,167	—	899	—	—	—	899

Balance, December 31, 2008	—	—	—	—	—	9,757,142	98	132,658	(164)	(35,739)	(163)	96,690
Net loss	—	—	—	—	—	—	—	—	—	(22,100)	—	(22,100)
Other comprehensive income attributable to unrealized gain on available for sale securities, net of income taxes	—	—	—	—	—	—	—	—	—	—	581	581
Proceeds from sale of common stock, net of stock issuance costs of $(83)	—	—	—	—	—	4,584,756	45	18,212	—	—	—	18,257
Proceeds from issuance of 20,471 shares of Series A preferred stock to US Treasury	20,471	20,471	—	—	—	—	—	—	—	—	—	20,471
Preferred stock warrants exercised by US treasury	—	—	1,024	1,024	(1,024)	—	—	—	—	—	—	—
Preferred stock dividend requirements and discount accretion	—	—	—	—	89	—	—	—	—	(576)	—	(487)
Preferred stock issuance costs	—	—	—	—	—	—	—	(53)	—	—	—	(53)

Balance, December 31, 2009	20,471	$20,471	1,024	$1,024	$(935)	14,341,898	$143	$150,817	$(164)	$(58,415)	$418	$113,359

The accompanying notes are an integral part of these consolidated financial statements.

FLORIDA BANK GROUP, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net loss	$(22,100)	$(30,179)	$(3,163)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,644	1,463	1,214
Amortization of intangible asset	133	465	357
Amortization of deferred loan fees, net	(132)	(199)	(490)
Amortization of premium and discounts on securities, net	211	(32)	81
Increase in valuation of securities held for trading	—	—	(411)
Realized loss on securities held for trading	—	182	—
Stock-based compensation	—	2,321	1,095
Provision for loan losses	19,494	11,966	1,590
Deferred income taxes	(10,436)	(9,058)	(1,904)
Loss on sale of securities available for sale	47	442	41
Loss on sale of foreclosed real estate	723	—	—
Write-down of foreclosed real estate	940	—	—
Loss on permanent impairment of goodwill	4,707	15,331	—
Loss on other-than-temporary impairment of securities available for sale	1,184	214	2,209
Loss on permanent impairment of intangible asset	181	376	—
Decrease (increase) in accrued interest receivable	277	314	(490)
(Increase) decrease in prepaid expenses and other assets	(4,878)	2,256	(2,164)
(Decrease) increase in accrued expenses and other liabilities	(2,458)	1,196	1,229
(Decrease) Increase in official checks	(1,201)	125	527

Net cash used in operating activities	(11,664)	(2,817)	(279)

Cash flows from investing activities:
Net increase in loans	(8,314)	(48,809)	(115,651)
Proceeds from maturities, calls, repayments and sale of securities available for sale	32,979	49,766	24,009
Purchase of securities available for sale	(65,532)	(80,236)	(11,303)
Proceeds from sale of securities held for trading	—	6,229	—
Proceeds from sale of foreclosed real estate	4,505	—	—
Purchase of securities held for trading	—	—	(6,000)
(Purchase of) sale of Federal Reserve Bank stock	(1,269)	172	(12)
Sale of (purchase of) Federal Home Loan Bank stock	812	177	(1,608)
Net cash received in bank acquisitions	—	—	3,229
Net acquisition of premises and equipment	(474)	(4,473)	(12,742)

Net cash used in investing activities	(37,293)	(77,174)	(120,078)

Cash flows from financing activities:
Net (decrease) increase in deposits	(16,808)	90,376	74,931
Net (decrease) increase in Federal Home Loan Bank advances	(23,000)	(13,000)	31,000
Net (decrease) increase in other borrowings	(1,858)	(1,689)	234
Proceeds from exercise of common stock options	—	899	1,307
Repurchase of common stock	—	(239)	(1,456)
Proceeds from sale of treasury stock	—	493	976
Net proceeds from sale of common stock	18,257	—	—
Net Proceeds from preferred stock issued	20,418	—	—
Preferred stock dividend requirements	(487)	—	—

Net cash (used in) provided by financing activities	(3,478)	76,840	106,992

Net decrease in cash and cash equivalents	(52,435)	(3,151)	(13,365)
Cash and cash equivalents at beginning of year	81,796	84,947	98,312

Cash and cash equivalents at end of year	$29,361	$81,796	$84,947

(Continued)

FLORIDA BANK GROUP, INC.

Consolidated Statements of Cash Flows, Continued

(In thousands)

	Year Ended December 31,
	2009	2008	2007
Supplemental cash flow information:
Cash paid during the year for:
Interest	$21,896	$26,177	$22,836

Income taxes	$—	$—	$102

Noncash transactions:
Accumulated other comprehensive income (loss), change in unrealized gains (losses) on securities available for sale, net of income taxes	$581	$(427)	$220

Transfer of loans to foreclosed real estate	$16,338	$1,707	$—

Transfer of foreclosed real estate to loans	$2,126	$—	$—

Transfer of foreclosed real estate to premises and equipment	$690	$—	$—

Transfer of foreclosed real estate to other assets	$300	$—	$—

In connection with the acquisition of the banks, the following assets were acquired and liabilities assumed (at fair value):
Securities available for sale	$—	$—	$23,865

Premises and equipment	$—	$—	$2,630

Loans receivable	$—	$—	$130,029

Core deposit intangible	$—	$—	$1,182

Goodwill	$—	$—	$15,963

Deferred tax assets	$—	$—	$1,189

Federal Home Loan Bank stock	$—	$—	$752

Accrued interest receivable	$—	$—	$965

Other assets	$—	$—	$1,153

Deposits	$—	$—	$138,203

Federal Home Loan Bank advances	$—	$—	$12,700

Other borrowings	$—	$—	$3,313

Accrued expenses and other liabilities	$—	$—	$1,781

Common stock issued	$—	$—	$24,960

The accompanying notes are an integral part of these consolidated financial statements.

FLORIDA BANK GROUP, INC.

Notes to Consolidated Financial Statements

(Dollars in thousands except per share data)

(1) Summary of Significant Accounting Policies

General. Florida Bank Group, Inc. (the “Holding Company”) owns 100% of the outstanding common stock of Florida Bank (the “Bank”), and ACIC Properties, Inc. formerly known as FBG Properties, Inc. (collectively, the “Company”). The Holding Company’s only significant business activity is the operation of the Bank. Florida Bank is a Florida state-chartered Federal Reserve member commercial bank. Florida Bank was acquired in January 2002. In December 2006, Bank of North Florida, which was owned 100% by the Holding Company, began banking operations. Florida Bank of Jacksonville was acquired in September 2007. On January 25, 2008, Florida Bank of Jacksonville acquired the assets and assumed the liabilities of Bank of North Florida. On January 25, 2008, Bank of North Florida changed its main office to an office in Sarasota, Florida and changed its name to Florida Bank of Sarasota. On December 5, 2008, Florida Bank of Sarasota was merged into the Bank. The Bank of Tallahassee was acquired in May 2007. On March 30, 2009, the Company merged Florida Bank of Jacksonville and The Bank of Tallahassee into Bank.

FBG Properties, Inc. was established in 2007 to hold foreclosed real estate of the Bank. During 2007, the Holding Company formed FB Tech and Services, Inc. (“FBTech”) to provide operational support services to the banking subsidiaries. FB Tech’s sole source of revenue was derived from management fees charged to the Bank for services provided. FB Tech was dissolved on January 1, 2009. Florida Bank Mortgage, Inc. was also a subsidiary of the Holding Company. Florida Bank Mortgage, Inc. was formed on February 6, 2008 to provide mortgage services on behalf of the Bank. On March 2, 2009, the Holding Company dissolved Florida Bank Mortgage, Inc. In October 2009, FBG Holdings Company was dissolved, which made the Holding Company the sole shareholder of the Bank.

The Bank offers a wide range of commercial and retail banking services to businesses and individuals. In addition to traditional products and services, the Bank offers other products and services, such as debit cards, internet banking, and electronic bill payment services. Consumer loan products offered by the Bank include home equity lines of credit, second mortgages, new and used auto loans, new and used boat loans, overdraft protection, and unsecured personal credit lines. Commercial loan products include commercial real estate construction and term loans; working capital loans and lines of credit; demand, term and time loans; and equipment, inventory and accounts receivable financing.

The following is a description of the significant accounting policies and practices followed by the Company, which conform to U.S. accounting principles (“GAAP”) in the United States of America.

Basis of Consolidation. The consolidated financial statements of the Company include the accounts of the Holding Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates. In preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the value of the deferred tax assets and the value of foreclosed real estate.

Cash and Cash Equivalents. For purposes of the statements of cash flows, cash and cash equivalents include cash and balances due from banks, interest-bearing deposits with banks and federal funds sold, all of which mature within ninety days.

FLORIDA BANK GROUP, INC.

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands except per share data)

Banks are required to maintain cash reserves in the form of vault cash or in a noninterest-earning account with the Federal Reserve Bank or in noninterest-earning accounts with other qualified banks based on the balances of their transaction deposit accounts. The Bank’s reserve requirements at December 31, 2009 and 2008 were approximately $7.8 million and $2.9 million, respectively.

Securities. The Company may classify its securities as either trading, held-to-maturity or available for sale. Trading securities are held principally for resale and recorded at their fair values. Unrealized gains and losses on trading securities are included immediately in operations. Held-to-maturity securities are those which the Company has the positive intent and ability to hold to maturity and are reported at amortized cost. Available for sale securities consist of securities not classified as trading securities or as held-to-maturity securities. Unrealized holding gains and losses on available for sale securities, net of tax are excluded from operations and reported in other comprehensive income (loss). Gains and losses on the sale of available for sale securities are recorded on the trade date and are determined using the specific-identification method. Premiums and discounts on securities available for sale are recognized in interest income using the interest method over the period to maturity. If a security has a decline in fair value that is other than temporary, the security will be written down to its fair value by recording a loss in the consolidated statements of operations. For a debt security that the Company does not intend to sell and it is not more likely than not that the Company will be required to sell before recovery of its amortized cost, only the credit loss component of the impairment is recorded in the consolidated statements of operations, while the impairment related to all other factors is recorded in other comprehensive income (loss).

Loans. Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off, are reported at their outstanding principal adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans.

Loan origination fees are deferred and certain direct origination costs are capitalized and both are recognized as an adjustment of the yield of the related loan.

The accrual of interest on loans is discontinued at the time the loan is ninety days delinquent unless the loan is well collateralized and in process of collection. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not collected for loans that are placed on nonaccrual or charged-off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Allowance for Loan Losses. The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to operations. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on at least a quarterly basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of specific and general components. The specific component relates to loans that are classified as impaired. For such loans, an allowance is established when the discounted cash flows (or collateral

FLORIDA BANK GROUP, INC.

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands except per share data)

value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers all other loans and is based on historical loss experience adjusted for qualitative factors.

A loan is considered impaired when, based on current information and events, it is probable the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and commercial real estate loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures.

Foreclosed Real Estate. Real estate acquired through, or in lieu of, foreclosure, is initially recorded at the lower of fair value less estimated selling costs or the loan balance plus acquisition costs at the date of foreclosure. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in operations.

Premises and Equipment. Land is stated at cost. Buildings, leasehold improvements and furniture, fixtures and equipment are carried at cost, less accumulated depreciation and amortization computed using the straight-line method over the shorter of the estimated useful lives of the assets, or the lease terms. The Company charges amounts expended for maintenance and repairs to operations as incurred. Expenditures for improvements and major renewals are capitalized and depreciated over their estimated useful lives. When assets are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts and any resulting gains or losses are recognized.

Impairment of Long-Lived Assets. Long-lived assets, such as premises and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company assesses the recoverability of long-lived assets by determining whether the assets can be recovered from undiscounted future cash flows. Recoverability of long-lived assets is dependent upon, amount other things, the Company’s ability to maintain profitability, so as to be able to meet its obligations when they become due. In the opinion of management, based upon current information and projections, long-lived assets will be recoverable over the period of benefit.

Intangible Asset and Goodwill. The intangible asset consisted of core deposits as a result of the acquisition of the Bank in 2002 and The Bank of Tallahassee and Florida Bank of Jacksonville in 2007. The intangible asset was being amortized over their estimated useful lives as follows: The Bank, 7 years; The Bank of Tallahassee, 6.25 years; Florida Bank of Jacksonville, 5 years. Amortization expense of $133, $465 and $357 was recorded in 2009, 2008 and 2007, respectively. The intangible asset subject to amortization was reviewed for impairment at each reporting period on the basis of the expected future undiscounted operating cash flows without interest

FLORIDA BANK GROUP, INC.

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands except per share data)

charges to be derived from those assets. In 2009 and 2008, the Company recorded impairment charges of $181 and $376, respectively, against its intangible asset, which is included in other expenses in the consolidated statements of operations. At December 31, 2009, the balance of the intangible asset was zero.

Goodwill represented the excess cost of the Bank’s, The Bank of Tallahassee’s and Florida Bank of Jacksonville’s acquisition over the fair value of the net assets acquired. In accordance with GAAP, goodwill is not amortized. Goodwill is reviewed at least annually to determine whether the value is impaired. If impaired, the difference between the carrying amount reflected on the consolidated financial statements and its current fair value is recognized as a loss in the period in which the impairment occurs. Goodwill is impaired when the carrying amount exceeds the implied fair value of the entity. Valuation techniques based on discounted cash flows similar to models employed in analyzing the purchase price of the acquisition are used to estimate the fair value of the entity. Based on the impairment test performed in the fourth quarter of 2009, there was an impairment of goodwill of $4.7 million for the year ended December 31, 2009. An impairment test was done during 2008 and resulted in an impairment of goodwill of $15.3 million for the year ended December 31, 2008. At December 31, 2009, the balance of goodwill was zero.

Transfer of Financial Assets. Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, and (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Stock Compensation Plans. The Company expenses the fair value of any stock options granted. The measurement and recognition of compensation for all stock-based awards made to employees and directors including stock options is based on estimated fair values. The Company recognizes stock-based compensation in salaries and employee benefits for officers and employees and in other expense for directors in the consolidated statements of operations. The expense is recognized on a straight-line basis over the vesting period.

The Company also had a stock compensation plan in the form of restricted stock which was recorded as an expense in the consolidated statements of operations over the vesting period (see Note 11).

Comprehensive Loss. Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net operations. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the consolidated balance sheet, such items, along with net loss, are components of comprehensive loss.

The components of other comprehensive loss and related tax effects are as follows:

	Year Ended December 31,
	2009	2008	2007
Unrealized holding losses on available for sale securities	$(297)	$(1,336)	$(1,905)
Reclassification adjustment for other-than-temporary impairment of securities available for sale	1,184	214	2,209
Reclassification adjustment for losses realized in operations	47	442	41

Net change in unrealized losses	934	(680)	345
Income tax effect	(353)	253	(125)

Net amount	$581	$(427)	$220

FLORIDA BANK GROUP, INC.

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands except per share data)

Income Taxes. The Company accounts for income taxes in accordance with ASC Topic 740, “Income Taxes”, which sets out a consistent framework to determine the appropriate level of tax reserves to maintain for uncertain tax positions. ASC Topic 740 also results in two components of income tax expense, current and deferred. : Current taxes are calculated by applying the provisions of the enacted tax law to the taxable income or excess of deductions over revenues. The Company determines deferred income taxes using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities, and enacted changes in tax rates and laws are recognized in the period in which they occur.

Deferred income taxes result from changes in deferred tax assets and liabilities between periods. Deferred tax assets are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management’s judgment. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized. As of December 31, 2009, management is not aware of any uncertain tax positions that would have a material effect on the Company’s consolidated financial statements.

The Company recognizes interest and penalties on income taxes as a component of income taxes.

The Company files consolidated federal and state income tax returns. The Bank computes federal and state income taxes as if it files separate returns and remits to, or is reimbursed by, the Company based on their portion of taxes currently due or refundable.

Advertising. Advertising costs are expensed as incurred.

Loss Per Common Share. Basic and diluted loss per common share is computed on the basis of the weighted-average number of common shares outstanding. Basis and diluted loss per share is the same for 2009, 2008 and 2007 due to the net loss incurred by the Company.

Off-Balance-Sheet Instruments. In the ordinary course of business the Company has entered into off-balance-sheet financial instruments consisting of unfunded loan commitments, unused lines of credit and standby letters of credit. Such financial instruments are recorded in the consolidated financial statements when they are funded.

Fair Value Measurements. GAAP defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements.

GAAP defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. GAAP also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. GAAP describes three levels of inputs that may be used to measure fair value:

Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

FLORIDA BANK GROUP, INC.

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands except per share data)

Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities that are not active; and model-driven valuations whose inputs are observable or whose significant value drivers are observable. Valuations may be obtained from, or corroborated by, third-party pricing services.

Level 3: Unobservable inputs to measure fair value of assets and liabilities for which there is little, if any, market activity at the measurement date, using reasonable inputs and assumptions based upon the best information at the time, to the extent that inputs are available without undue cost and effort.

The following describes valuation methodologies used for assets measured at fair value:

Securities Available for Sale. Where quoted prices are available in an active market, securities are classified within level 1 of the valuation hierarchy. Level 1 securities include highly liquid government bonds, certain mortgage products and exchange-traded equities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. Examples of such instruments, which would generally be classified within level 2 of the valuation hierarchy, include certain collateralized mortgage and debt obligations and certain high-yield debt securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within level 3 of the valuation hierarchy. Securities classified within level 3 include certain residual interests in securitizations and other less liquid securities.

Impaired Loans. Estimates of fair value are determined based on a variety of information, including the use of available appraisals, estimates of market value by licensed appraisers or local real estate brokers and the knowledge and experience of the Company’s management related to values of properties in the Company’s market areas. Management takes into consideration the type, location and occupancy of the property as well as current economic conditions in the area the property is located in assessing estimates of fair value. Accordingly, fair value estimates for impaired loans are classified as Level 3.

Foreclosed Real Estate. The Company’s foreclosed real estate is recorded at lower of cost or fair market value less estimated costs to sell. Estimates of fair values are determined based on a variety of information, including the use of available appraisals, estimates of market value by licensed appraisers or local real estate brokers and the knowledge and experience of the Company’s management related to values of properties in the Company’s market areas. Management takes into consideration the type, location and occupancy of the property as well as current economic conditions in the area the property is located in assessing estimates of fair value. Accordingly, the fair values estimates for foreclosed real estate are classified as Level 3.

Fair Value of Financial Instruments. The following methods and assumptions were used by the Company in estimating fair values of financial instruments:

Cash and Cash Equivalents—The carrying amount of cash and cash equivalents represents fair value.

Securities—Fair value for securities are based on the framework for measuring fair value established by GAAP.

Federal Home Loan Bank Stock and Federal Reserve Bank Stock—The stock is not publicly traded and the estimated fair value is based on its redemption value of $100 per share.

FLORIDA BANK GROUP, INC.

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands except per share data)

Loans—For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. Fair values for fixed-rate loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for impaired loans are based on the framework for measuring fair value established by GAAP.

Deposit Liabilities—The fair values disclosed for demand, savings and money-market deposits are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). Fair values for fixed-rate time deposits are estimated using a discounted cash flow calculation that applies interest rates currently being offered on time deposits to a schedule of aggregate expected monthly maturities of time deposits.

Federal Home Loan Bank Advances—Fair values for Federal Home Loan Bank advances are estimated using a discounted cash flow calculation that applies interest rates currently being offered on borrowings with similar terms and maturities.

Accrued Interest—The carrying amounts of accrued interest receivable and accrued interest payable approximates fair value.

Other Borrowings—The carrying amount of other borrowings approximates fair value.

Off-Balance-Sheet Financial Instruments—Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.

Interest Rate Swap Agreements. For asset/liability management purposes, the Company used interest rate swap agreements to hedge various exposures or to modify interest rate characteristics of various balance sheet accounts. Such derivatives were used as part of the asset/liability management process and were linked to specific assets or liabilities, and had high correlation between the contract and the underlying item being hedged, both at inception and throughout the hedge period.

The Company utilized interest rate swap agreements to convert a portion of its fixed rate brokered time deposits to a variable rate (fair value hedge). Interest rate swaps are contracts in which a series of interest payments are exchanged over a prescribed period. The notional amount on which the interest payments are based is not exchanged.

Under ASC Topic 815, “Derivative and Hedging,” the gain or loss on a derivative designated and qualifying as a fair value hedging instrument, as well as the offsetting gain or loss on the hedged item attributable to the risk being hedged, is recognized currently in operations.

Interest rate swap derivative financial instruments receive hedge accounting treatment only if they are designated as a hedge and are expected to be, and are, effective in substantially reducing interest rate risk arising from the assets and liabilities identified as exposing the Company to risk. Those derivative financial instruments that do not meet the hedging criteria discussed below would be classified as trading activities and would be recorded at fair value with changes in fair value recorded in operations.

Fair value hedges are accounted for at fair value. At inception, each hedging transaction is evaluated against the eight criteria applicable to fair value hedges pursuant to ASC Topic 815. Based on the Company’s evaluation,

FLORIDA BANK GROUP, INC.

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands except per share data)

the swaps qualified for the “shortcut method” under ASC Topic 815; therefore, no ineffectiveness was assumed. As a result, changes in the fair value of the swaps directly offset changes in the fair value of the underlying hedged item (i.e., brokered time deposits). Changes in fair value were measured on a quarterly basis.

Interest-Rate Risk. The Company’s profitability is dependent to a large extent on its net interest income, which is the difference between interest income on interest-earning assets and its interest expense on interest- bearing liabilities. The Bank, like most financial institutions, is affected by changes in general interest rate levels and by other economic factors beyond its control. Interest-rate risk arises from mismatches between the dollar amount of repricing or maturing assets and liabilities (the interest-rate sensitivity gap), and is measured in terms of the ratio of the interest-rate sensitivity gap to total assets. More assets repricing or maturing than liabilities over a given time frame is considered asset-sensitive or a positive gap, and more liabilities repricing or maturing than assets over a given time frame is considered liability-sensitive, or a negative gap. An asset-sensitive position will generally enhance income in a rising interest rate environment and will negatively impact income in a falling interest rate environment, while a liability-sensitive position will generally enhance earnings in a falling interest-rate environment and will negatively impact income in a rising interest rate environment. Fluctuations in interest rates are not predictable or controllable. The Company has attempted to structure its asset and liability management strategies to mitigate the impact on net interest income resulting from changes in market interest rates.

Acquisitions. In 2007, the Company accounted for business combinations using the purchase method of accounting as required by GAAP. The purchase method of accounting requires us to fair value the tangible assets and identifiable assets acquired and liabilities assumed. The fair values are based on available information and current economic conditions at the date of acquisition. Fair value may be obtained from independent appraisers, discounted cash flow present value techniques, management valuation models, quoted prices on national markets or quoted market prices from brokers. These fair value estimates will affect future earnings through the disposition or amortization of the underlying assets and liabilities. While management believes the sources utilized to arrive at the fair value estimates are reliable, different sources or methods could have yielded different fair value estimates. Such different value estimates could affect future earnings through different values being utilized for the disposition or amortization of the underlying assets and liabilities acquired.

New Authoritative Accounting Guidance

On July 1, 2009, the Accounting Standards Codification (“ASC”) became the Financial Accounting Standards Board’s (“FASB”) officially recognized source of authoritative GAAP applicable to all public and non-public non-governmental entities, superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”) and related literature. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative. The switch to the ASC affects the way companies refer to U.S. GAAP in financial statements and accounting policies. Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure. The Company’s accounting policies were not affected by the switch to ASC.

FASB ASC Topic 260, “Earnings Per Share.” (Formerly FSP No. EITF 03-6-1) New authoritative accounting guidance under ASC Topic 260-10 provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. ASC Topic 260-10 became effective on January 1, 2009 and did not have an impact on the Company’s financial statements.

FLORIDA BANK GROUP, INC.

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands except per share data)

FASB ASC Topic 320, “Investments—Debt and Equity Securities.” (Formerly SFAS 115-2 and SFAS 124-2) New authoritative accounting guidance under ASC Topic 320, (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under ASC Topic 320, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. The Company adopted the provisions of the new authoritative accounting guidance under ASC Topic 320 during the second quarter of 2009. Adoption of the new guidance did not significantly impact the Company’s financial statements.

FASB ASC Topic 715, “Compensation—Retirement Benefits.” (Formerly FSP No. 132(R)-1) New authoritative accounting guidance under ASC Topic 715, “Compensation—Retirement Benefits,” provides guidance related to an employer’s disclosures about plan assets of defined benefit pension or other post-retirement benefit plans. Under ASC Topic 715, disclosures should provide users of financial statements with an understanding of how investment allocation decisions are made, the factors that are pertinent to an understanding of investment policies and strategies, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period and significant concentrations of risk within plan assets. The provisions of the new authoritative accounting guidance under ASC Topic 715 became effective for the Company in December 31, 2009 and did not have an impact on its financial statements.

ASC Topic 805, “Business Combinations.” (Formerly SFAS No. 141) On January 1, 2009, new authoritative accounting guidance under ASC Topic 805 applies to all transactions and other events in which one entity obtains control over one or more other businesses. ASC Topic 805 requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquirer at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost-allocation process required under previous accounting guidance whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. ASC Topic requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under prior accounting guidance. Under ASC Topic 805, the requirements of ASC Topic 420, “Accounting for Costs Associated with Exit or Disposal Activities,” would have to be met in order to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of ASC Topic 450, “Accounting for Contingencies.” ASC Topic 805 is for business combinations closing on or after January 1, 2009. The provisions of the new authoritative accounting guidance under ASC Topic 805 did not have an impact the Company’s financial statements.

FASB ASC Topic 810, “Consolidation.” (Formerly SFAS No. 160) New authoritative accounting guidance under ASC Topic 810, “Consolidation,” amended prior guidance to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Under ASC Topic 810, a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial

FLORIDA BANK GROUP, INC.

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands except per share data)

statements. Among other requirements, ASC Topic 810 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. The new authoritative accounting guidance under ASC Topic 810 became effective for the Company on January 1, 2009 and had no impact the Company’s financial statements.

Further new authoritative accounting guidance under ASC Topic 810 amends prior guidance to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The new authoritative accounting guidance requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements. The new authoritative accounting guidance under ASC Topic 810 will be effective January 1, 2010 and is not expected to have any impact on the Company’s financial statements.

FASB ASC Topic 815, “Derivatives and Hedging.” (Formerly SFAS No. 161) New authoritative accounting guidance under ASC Topic 815, “Derivatives and Hedging,” amends prior guidance to amend and expand the disclosure requirements for derivatives and hedging activities to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under ASC Topic 815, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. To meet those objectives, the new authoritative accounting guidance requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. The new authoritative accounting guidance under ASC Topic 815 became effective for the Company on January 1, 2009 and had no impact on the Company’s financial statements.

FASB ASC Topic 820, “Fair Value Measurements and Disclosures.” (Formerly FSP ASC 820-10-4) New authoritative accounting guidance under ASC Topic 820,”Fair Value Measurements and Disclosures,” affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. ASC Topic 820 requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. The new accounting guidance amended prior guidance to expand certain disclosure requirements. The Company adopted the new authoritative accounting guidance under ASC Topic 820 during the second quarter of 2009 and it did not significantly impact the Company’s financial statements.

FASB ASC Topic 855, “Subsequent Events.” (Formerly SFAS No. 165) New authoritative accounting guidance under ASC Topic 855, “Subsequent Events,” establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. ASC Topic 855 defines (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. The new authoritative accounting guidance under ASC Topic 855 became effective for 2009 and did not have a significant impact on the Company’s financial statements.

FLORIDA BANK GROUP, INC.

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands except per share data)

FASB ASC Topic 860, “Transfers and Servicing.” (Formerly SFAS No. 166) New authoritative accounting guidance under ASC Topic 860, “Transfers and Servicing,” amends prior accounting guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. The new authoritative accounting guidance eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. The new authoritative accounting guidance also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The new authoritative accounting guidance under ASC Topic 860 will be effective January 1, 2010 and is not expected to have a significant impact on the Company’s financial statements.

Reclassification. Certain amounts in the 2008 and 2007 consolidated financial statements have been changed to reflect the 2009 presentation.

(2) Business Combinations

On May 1, 2007, the Company acquired 100% of the outstanding shares of The Bank of Tallahassee through an Agreement and Plan of Merger. The Bank of Tallahassee offered a variety of community banking services to individuals and corporate customers through its three branch network in Leon County, Florida. The Company issued a total of 293,907 shares of common stock and cash consideration of approximately $11.6 million representing total consideration of $16.8 million, which includes acquisition costs. The Company acquired The Bank of Tallahassee to expand its geographic presence in the State of Florida and to increase its overall profitability.

On September 1, 2007, the Company acquired 100% of Cygnet Financial Corporation (“CFC”) through an Agreement and Plan of Merger. At the date of acquisition, CFC was merged into the Holding Company. CFC was a bank holding company and parent company of Cygnet Private Bank which offered a variety of community banking services to individuals and corporate customers through its banking office located in Ponte Vedra Beach, Florida. The Company issued a total of 1,149,164 shares of common stock and cash consideration of approximately $1.9 million representing total consideration of $22.2 million, which includes acquisition costs. The Company acquired Cygnet in order to strengthen its presence in the Jacksonville market and to improve its future earnings outlook. Subsequent to the merger the Company changed the name of Cygnet Private Bank to Florida Bank of Jacksonville. The Company combined the operations of Florida Bank of Jacksonville and Bank of North Florida on January 25, 2008. Also on January 25, 2008, Bank of North Florida moved its main office from Jacksonville, Florida to Sarasota, Florida and commenced operations as Florida Bank of Sarasota. On December 5, 2008, Florida Bank of Sarasota was merged into Florida Bank.

The Company recorded $17.2 million in intangible assets, of which $1.2 million was allocated to the core deposit intangible. The principal factors considered when valuing the core deposit intangible consist of the following: (1) the rate of maturity structure of the interest bearing liabilities, (2) estimated retention rates for each deposit liability category, (3) the current interest rate environment and (4) estimated noninterest income potential of the acquired relationship. The core deposit intangible created was being amortized on an accelerated method over its estimated life. The remaining intangible of $16.0 million was allocated to goodwill and is not deductible for income tax purposes.

FLORIDA BANK GROUP, INC.

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands except per share data)

The following table summaries the fair values of the assets acquired and liabilities assumed at the date of acquisition:

	Cygnet Private Bank	The Bank of Tallahassee
Cash and cash equivalents	$15,287	1,955
Securities	13,618	10,247
Net loans	68,092	61,937
Federal Home Loan Bank stock	752	—
Premises and equipment	485	2,145
Accrued interest receivable	482	483
Deferred tax asset	784	405
Other assets	368	785
Goodwill	7,287	8,676
Core deposit intangible	80	1,102

Total assets acquired	107,235	87,735

Deposits	70,325	67,878
Federal Home Loan Bank advances	12,700	—
Other borrowings	1,099	2,214
Other liabilities	906	875

Total liabilities assumed	85,030	70,967

Net assets acquired	$22,205	16,768

The Company’s results of operations include the operations of The Bank of Tallahassee and Cygnet Private Bank since the acquisition dates. The following table presents unaudited proforma results for the year ended December 31, 2007 as if the acquisitions occurred on January 1, 2007. Since no consideration is given to operational efficiencies and expanded products and services, the proforma summary information does not necessarily reflect the results of operations as they would have been, if the acquisitions had occurred on January 1, 2007.

2007
Interest income	$49,424
Interest expense	27,667
Net loss	(5,204)

FLORIDA BANK GROUP, INC.

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands except per share data)

(3) Securities Available for Sale.

Securities available for sale have been classified according to management’s intent. The carrying amount of securities and their approximate fair values are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At December 31, 2009:
Mortgage-backed securities	$94,388	$1,680	$(790)	$95,278
Corporate bonds	4,077	121	(2)	4,196
Asset-backed securities (1)	641	67	(406)	302

Total	$99,106	$1,868	$(1,198)	$99,776

At December 31, 2008:
U.S. Government Agency obligations	$6,232	$54	$—	$6,286
Mortgage-backed securities	53,110	1,567	(97)	54,580
Corporate bonds	5,113	2	(222)	4,893
Asset-backed securities (1)	3,540	59	(1,627)	1,972

Total	$67,995	$1,682	$(1,946)	$67,731

(1)	These securities are backed by subprime residential and home equity loans

Gross proceeds from the sale of securities classified as available for sale was approximately $13.1 million for the year ended December 31, 2009 and resulted in gross gains of $183 and gross losses of $230. Gross proceeds from the sale of securities classified as available for sale was approximately $29.4 million for the year ended December 31, 2008 and resulted in gross gains of $465 and gross losses of $907. Gross proceeds from the sale of securities classified as available for sale was approximately $14.4 million for the year ended December 31, 2007 and resulted in gross gains of $14 and gross losses of $55.

The scheduled maturities of securities available for sale at December 31, 2009 are summarized below. Expected maturities will differ from scheduled maturities because the issuers of the securities may have the right to call or prepay obligations with or without cost or prepayment penalties:

	Amortized Cost	Fair Value
Due from one to five years	$4,077	$4,196
Mortgage-backed securities	94,388	95,278
Asset-backed securities	641	302

Total	$99,106	$99,776

FLORIDA BANK GROUP, INC.

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands except per share data)

The following tables classify those securities in an unrealized loss position at December 31, 2009 and December 31, 2008, based upon length of time in a continuous loss position. The tables show the current fair value of the securities and the amount of unrealized loss for each category of investment:

	As of December 31, 2009
	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Mortgage-backed securities	$629	$46,316	$161	$589
Corporate bonds	2	1,009	—	—
Asset-backed securities	—	—	406	135

	$631	$47,325	$567	$724

	As of December 31, 2008
	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Mortgage-backed securities	$1	$40	$96	$129
Corporate bonds	222	3,886	—	—
Asset-backed securities	1,627	2,168	—	—

	$1,850	$6,094	$96	$129

The unrealized losses on investment securities available for sale were caused by market conditions. It is expected that the securities would not be settled at a price less than the par value of the investments. The Company plans to hold the securities for a period of time sufficient for the fair value of the securities to recover and it is not more likely than not that it will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss. The losses are therefore not considered other-than-temporary.

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the Company’s intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

In evaluating mortgage backed and asset backed securities with significant unrealized losses greater than 12 months, management utilizes various resources, including input from independent third party firms to perform an analysis of expected future cash flows. The process begins with an assessment of the underlying collateral backing the mortgage pools. Management develops specific assumptions using as much market data as possible and includes internal estimates as well as estimates published by rating agencies and other third-party sources. The data for the individual borrowers in the underlying mortgage pools are generally segregated by state, FICO score at issue, loan to value at issue and income documentation criteria. Mortgage pools are evaluated for current and expected levels of delinquencies and foreclosures, based on where they fall in the proscribed data set of FICO score, geographics, LTV and documentation type and a level of loss severity is assigned to each security based on its experience. The above-described historical data is used to develop current and expected measures of cumulative default rates as well as ultimate loss frequency and severity within the underlying mortgages. This reveals the expected future cash flows within the mortgage pool. The data described above is then inputted to an

FLORIDA BANK GROUP, INC.

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands except per share data)

industry recognized model to assess the behavior of the particular security tranche owned by the Company. Significant inputs in this process include the structure of any subordination structures, if applicable, and are dictated by the structure of each particular security as laid out in the offering documents. The forecasted cash flows from the mortgage pools are input through the security structuring model to derive expected cash flows for the specific security owned by the Company to determine if the future cash flows are expected to exceed the book value of the security. The values for the significant inputs are updated on a regular basis.

The key base assumptions for mortgage-backed and asset-backed securities used during 2009 are in the table below:

Prepayment rate	5%-40% CPR
Loss severity	50%-100%
Cumulative default rate	7%-43%
Principal write-down	0-100%

Loss Severity rates are estimated based on collateral characteristics and generally range from 55-75% for SF first mortgages and 80-90% for Home Equity mortgages.

In 2009, the Company recorded a $1.2 million OTTI charge to adjust for credit losses relating to four mortgage-backed securities and one asset-backed security with a total remaining principal balance of $1.1 million and fair value of $771. In 2008 and 2007, the Company recorded OTTI losses of $0.2 million and $2.2 million, respectively, relating to approximately $240 and $3.2 million, respectively, in asset-backed securities.

The table below provides a cumulative roll forward of credit losses recognized in operations for the year ending December 31, 2009 relating to the Company’s available for sale debt securities:

Balance, at January 1, 2009	$214
Additions for credit losses on securities not previously impaired	1,184
Reduction for securities sold during the year	(214)

Balance, at December 31, 2009	$1,184

Upon our adoption of GAAP guidance under FASB ASC Topic 320, we evaluated this security, along with the other securities owned at March 31, 2009 for which an OTTI impairment had been taken, to determine if we should record a cumulative effect adjustment. The Company performed a discounted cash flow analysis on these securities (mortgage-backed and asset-backed) and compared it to the carrying values. The analysis was performed in the same manner as described above. The results of our analysis indicated that a cumulative effect adjustment existed; however, the Company did not record it because it was deemed immaterial to its financial statements. This determination of immateriality was based on quantitative and qualitative factors. Management also determined that this decision not to record a cumulative effects adjustment did not: mask a change in earnings or other trends; affect the Company’s compliance with regulatory requirements; affect the Company’s compliance with loan covenants or other contractual requirements; have the effect of increasing management’s compensation and did not involve concealment of an unlawful transaction.

FLORIDA BANK GROUP, INC.

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands except per share data)

(4) Loans

The components of loans were as follows:

	At December 31,
	2009	2008
Commercial	$63,439	$65,308
Commercial Real Estate	343,028	339,906
Residential Real Estate	220,854	242,023
Consumer Loans	19,027	20,573

	646,348	667,810
Less:
Net deferred fees	(355)	(349)
Allowance for loan losses	(21,342)	(17,550)

Loans, Net	$624,651	$649,911

An analysis of the change in the allowance for loan losses is as follows:

	Year Ended December 31,
	2009	2008	2007
Balance at beginning of year	$17,550	$7,699	$4,420
Additions due to acquisitions	—	—	1,629
Charge-offs	(15,731)	(2,118)	(14)
Recoveries	29	3	74
Provision for loan losses	19,494	11,966	1,590

Balance at end of year	$21,342	$17,550	$7,699

Loan Impairment and Credit Losses. The following summarizes the amount of impaired loans:

	At December 31,
	2009	2008
Collateral dependent loans identified as impaired:
Gross loans with no related allowance for losses (1)	$22,386	$4,807

Gross loans with related allowance for losses recorded	21,480	34,849
Less allowance on these loans	(5,401)	(6,781)

Net loans with related allowances	16,079	28,068

Net investment in collateral dependent impaired loans	38,465	32,875

Noncollateral dependent loans identified as impaired:
Gross loans with no related allowance for losses	5,220	—

Gross loans with related allowance for losses recorded	18,103	—
Less allowance on these loans	(3,400)	—

Net loans with related allowances	14,703	—

Net investment in noncollateral dependent impaired loans	19,923	—

Net investment in impaired loans	$58,388	$32,875

(1)	Includes loans with partial charge-offs of $3,166 with a net carrying value of $14,351.

FLORIDA BANK GROUP, INC.

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands except per share data)

The average net investment in impaired loans and interest income recognized and received on impaired loans is as follows:

	Year Ended December 31,
	2009	2008	2007
Average investment in impaired loans	$29,207	$9,884	$—

Interest income recognized on impaired loans	$689	$104	$—

Interest income received on impaired loans	$642	$66	$—

Nonaccrual Loans

At December 31, 2009 and 2008, nonaccrual loans were as follows:

	At December 31,
	2009	2008
Nonaccrual loans	$46,949	$27,944
Past due ninety days or more, but still accruing	10	—

	$46,959	$27,944

(5) Premises Equipment

Components of premises and equipment are as follows:

	At December 31,
	2009	2008
Land	$10,768	$10,341
Buildings	10,405	9,934
Leasehold improvements	4,033	4,280
Furniture, fixtures and equipment	5,797	5,618

	31,003	30,173
Less accumulated depreciation and amortization	(4,696)	(3,386)

	$26,307	$26,787

FLORIDA BANK GROUP, INC.

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands except per share data)

The Company leases an administrative office and certain banking offices. The terms of the leases range from ten years to twenty years. The leases require the Company to pay certain insurance, maintenance and real estate taxes and also contain renewal options and escalation clauses. Rental payments are subject to periodic adjustments as set forth in the lease agreements. Rent expense was approximately $2,611, $2,901 and $1,865 for the years ended December 31, 2009, 2008 and 2007, respectively. Future minimum rental commitments under noncancelable leases are as follows:

Year Ending December 31,	Minimum Annual Rental
2010	$2,198
2011	2,150
2012	2,026
2013	2,108
2014	2,131
Thereafter	17,962

Total	$28,575

(6) Time Deposits

The aggregate amount of time deposits, each with a minimum denomination of $100, was approximately $142.5 million and $146.5 million at December 31, 2009 and 2008, respectively.

At December 31, 2009, the scheduled maturities of time deposits are as follows:

Year Ending December 31,	Amount
2010	$200,316
2011	103,212
2012	31,661
2013	4,949
2014	3,621

$343,759

(7) Other Borrowings

The Company enters into repurchase agreements with customers that sweep funds from deposit accounts into investment accounts. These investment accounts are not federally insured and are treated as other borrowings. These agreements require the Company to pledge securities as collateral for borrowings under these agreements. At December 31, 2009 and 2008, the outstanding balance of such borrowings totaled $0 and $638, respectively. At December 31, 2008, the Company pledged securities with a carrying value of approximately $3.5 million as collateral for these agreements. Also included in other borrowings was $1.2 million in federal funds purchased at December 31, 2008.

The Company is eligible to borrow up to $20.4 million on pre-approved loan programs. There are no compensating balance requirements on any advances made under the programs and no borrowings at December 31, 2009 or 2008.

FLORIDA BANK GROUP, INC.

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands except per share data)

(8) Federal Home Loan Bank Advances

The Federal Home Loan Bank of Atlanta (“FHLB”) advances are as follows:

	Weighted Average Interest Rate		At December 31,
Maturing in Year Ending December 31,	2009	2008	2009	2008
2009	—%	3.05%	$—	3,500
2010	—%	3.21%	—	8,500
2011	3.36%	4.43%	9,000	20,000
2012	4.88%	4.88%	21,000	21,000
2013	4.58%	4.58%	15,000	15,000
2014	4.85%	4.85%	16,000	16,000
2015	3.71%	3.71%	2,700	2,700
2016	4.45%	4.45%	18,000	18,000

Total	4.08%	4.45%	$81,700	$104,700

During 2009 and 2008, the Company prepaid $27.0 million and $27.0 million, respectively, of FHLB advances and incurred prepayment penalties of $1.3 million and $1.2 million, respectively, which are included in other expenses in the consolidated statements of operations.

Advances from the FHLB are collateralized by a blanket floating lien on the Company’s qualifying multifamily, 1-4 family mortgage, home equity lines and commercial real estate loans. As of December 31, 2009, the lendable collateral value of these loans was $126.9 million.

(9) Derivate Financial Instruments

Fair Value Hedges. The Florida Bank of Jacksonville had entered into interest-rate swap agreements with the objective of converting a portion of its fixed rate brokered certificates of deposits (“CD”) to a variable rate. The swap agreements provided for the Bank to pay a variable rate of interest based on the three-month London Interbank Offer Rate (LIBOR) and to receive a fixed rate of interest. Under the swap agreements the Bank was to pay or receive interest quarterly. Amounts to be paid or received under these swap agreements were accounted for on an accrual basis and recognized as interest expense of the related liability. The net cash flows related to fair value hedges decreased interest expense on certificates of deposit by approximately $266, and $1 during 2008 and 2007, respectively. On August 21, 2008, Florida Bank of Jacksonville terminated the interest rate swap.

FLORIDA BANK GROUP, INC.

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands except per share data)

(10) Stock-Based Compensation Plan

Certain key employees and directors of the Company have options to purchase shares of the Company’s common stock under its stock option plan. Under the plan, the total number of shares which may be issued shall not exceed 1,700,000 (amended). Stock options are issued at the fair value of the common stock on the date of grant and expire ten years from grant date. Stock options vest over a three year period. In 2008, the Company accelerated the vesting of all stock options and at December 31, 2008 all stock options became fully vested. At December 31, 2009, 600,803 shares remain available for grant. All amounts reflect a 2-for-1 stock exchange in 2007. A summary of stock option transactions follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2006	1,115,201	$12.99
Options granted	487,068	16.49
Options exercised	(129,780)	10.00
Options forfeited	(209,135)	15.62

Outstanding at December 31, 2007	1,263,354	15.12
Options granted	140,000	15.43
Options exercised	(44,167)	13.33
Options forfeited	(342,137)	15.27

Outstanding at December 31, 2008	1,017,050	15.06
Options forfeited	(91,800)	15.01

Outstanding at December 31, 2009	925,250	$15.12	7.0 years

Exercisable at December 31, 2009	925,250	$15.12	7.0 years

There were no options granted or exercised during the year ended December 31, 2009. The fair value of each option granted for the years ended December 31, 2008 and 2007 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	2008	2007
Risk-free interest rate	2.20%-3.75%	4.54%-4.97%
Dividend yield	—%	—%
Expected stock volatility	40%	10%-13%
Expected life in years	6	6
Per share grant-date fair value of options issued during the year	$2.31-$3.13	$2.52-$4.48

The Company examined its historical pattern of options exercised in an effort to determine if there were any patterns based on certain employee populations. From this analysis, the Company could not identify any patterns in the exercise of options. As such, the Company used the guidance issued by the SEC to determine the estimated life of options. Due to the lack of an actively trading market, expected volatility is based on historical volatility of similar financial institutions. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield assumptions are based on the Company’s history and expectation of dividend payments.

FLORIDA BANK GROUP, INC.

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands except per share data)

The total intrinsic value of options exercised during 2008 and 2007 was $100 and $823, respectively with no related income tax benefit recognized. At December 31, 2009, there was no unrecognized compensation expense related to nonvested share-based compensation arrangements granted under the plan. The total fair value of shares vesting and recognized as compensation expense was approximately $0, $1,841 and $1,003 for the years ended December 31, 2009, 2008 and 2007, respectively, with an associated income tax benefit recognized of approximately $0, $734 and $365, respectively.

(11) Restricted Stock Plan

During 2005, the Company adopted and the shareholders approved a Restricted Stock Plan (“RSP”) under which up to 250,000 shares (amended) of the Company’s stock could be awarded to directors and officers. These restricted shares were earned over five years at a rate of 33.3% each year of continued service to the Company after two years. The fair value of all restricted stock issued was based on an independent appraisal which was being amortized over a five year period. In 2008, the Company accelerated the vesting of all restricted stock and at December 31, 2008 all restricted stock was fully vested. During 2008 and 2007, the Company recognized $370 and $92, respectively, in expense under this plan and recognized a tax benefit of $139 and $35, respectively. As of December 31, 2008, the Company had no restricted shares remaining to be granted or vested under the plan.

A summary of the status of the Company’s restricted shares as of December 31, 2009, and changes during the years ended December 31, 2009, 2008 and 2007 is presented below.

	Shares	Weighted-Average Grant-Date Fair Value
Outstanding at January 1, 2007	50,150	$5.99
Granted	25,750	11.50
Forfeited	(11,150)	6.14

Outstanding at December 31, 2007	64,750	7.93
Forfeited	(100)	11.50

Outstanding and fully vested at December 31, 2008 and 2009	64,650	$7.92

(12) Income Taxes

Allocation of Federal and state income taxes (benefit) between current and deferred portions for the years ended December 31, 2009, 2008 and 2007 is as follows:

	Year Ended December 31,
	2009	2008	2007
Current:
Federal	$—	$268	$93
State	—	46	16

Total current	—	314	109

Deferred:
Federal	(8,911)	(7,734)	(1,626)
State	(1,525)	(1,324)	(278)

Total deferred	(10,436)	(9,058)	(1,904)

Income tax benefit	$(10,436)	$(8,744)	$(1,795)

FLORIDA BANK GROUP, INC.

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands except per share data)

The reasons for the difference between current and deferred portions for the years ended December 31, 2009, 2008 and 2007 are as follows:

	Year Ended December 31,
	2009		2008		2007
	Amount	% of Pretax Loss	Amount	% of Pretax Loss	Amount	% of Pretax Loss
Income taxes at statutory Federal income tax rate	$(11,062)	(34.0)	$(13,234)	(34.0)	$(1,686)	(34.0)
Increase (decrease) in taxes resulting from:
Goodwill impairment	1,600	4.9	5,212	13.4	—	—
State income taxes, net of Federal tax benefit	(1,004)	(2.9)	(843)	(2.2)	(173)	(3.5)
Other, net	30	—	121	0.3	64	1.3

Income tax benefit	$(10,436)	(32.0)	$(8,744)	(22.5)	$(1,795)	(36.2)

The components of the deferred tax asset at December 31, 2009 and 2008 are as follows (in thousands):

	At December 31,
	2009	2008
Deferred tax assets:
Allowance for loan losses	$8,031	$6,604
Stock based compensation	1,109	1,178
Fair value adjustments	1,494	991
Net operating loss carryforwards	12,645	4,917
Unrealized loss on securities available for sale	—	101
Non Performing Assets	1,095
Other	91	88

Total deferred tax assets	$24,465	$13,879

Deferred tax liabilities:
Premises and equipment	(782)	$(531)
Unrealized gain on securities available for sale	(252)	—

Total deferred tax liabilities	(1,034)	(531)

Net deferred tax asset	$23,431	$13,348

At December 31, 2009, the Company had federal and state net operating loss carryforwards of $33.6 million expiring as follows: $3.0 million expiring in 2027, $9.3 million expiring in 2028 and $21.3 million expiring in 2029.

The Company has a net deferred tax asset of $23.4 million and $13.3 million at December 31, 2009 and 2008, respectively. The Company had no valuation allowance on the deferred tax assets as of December 31, 2009 or 2008. The Company believes that realization of the deferred tax asset is more likely than not based on expectations of future taxable income and available tax planning strategies, which could be implemented to prevent a carryforward from expiring.

FLORIDA BANK GROUP, INC.

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands except per share data)

The Company has concluded there is sufficient positive evidence to outweigh the negative evidence of the prior year losses. The positive evidence includes two sources by which the Company can fully realize its deferred tax asset. First, the Company believes it will realize sufficient taxable income in the carryforward period. Second, the Company has tax planning strategies available to it which the Company believes would enhance its ability to realize the deferred tax asset. The Company anticipates it would implement tax planning strategies to prevent a carryforward from expiring.

The Company files income tax returns in the U.S. and the State of Florida. The Company is no longer subject to U.S. federal or state and local income tax examinations by taxing authorities for years before 2006.

(13) Financial Instruments with Off-Balance-Sheet Risk

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include unfunded loan commitments, unused lines of credit and standby letters of credit and may involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the consolidated balance sheets. The contract amounts of these instruments reflect the extent of involvement the Company has in these financial instruments.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for unfunded loan commitments, standby letters of credit and unused lines of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments.

Unfunded loan commitments and unused lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company, upon extension of credit is based on management’s credit evaluation of the counterparty.

Standby letters-of-credit are conditional lending commitments issued by the Company to guarantee the performance of a customer to a third party. Those letters-of-credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters-of-credit is essentially the same as that involved in extending loan facilities to customers. The Company generally holds collateral supporting these commitments.

A summary of the notional amounts of the Company’s financial instruments at December 31, 2009, with off-balance-sheet risk is as follows:

Contract Amount
Unfunded loan commitments	$696

Unused lines of credit	$71,932

Standby letters of credit	$885

FLORIDA BANK GROUP, INC.

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands except per share data)

(14) Concentration of Credit Risk

The Bank primarily grants loans for which real estate is the collateral. As of December 31, 2009 and December 31, 2008, real estate mortgages represented 87% of total loans. As of December 31, 2009, the largest credit relationship was $8.0 million, representing 1.24% of total loans and as of December 31, 2008, the largest credit relationship was $7.2 million representing 1.07% of total loans. Substantially all of our customers reside in the local markets in which we operate. The borrower’s ability to repay the loans is somewhat dependent on the local economies.

(15) Profit Sharing Plan

The Company has a 401(k) profit sharing plan. The plan is available to all employees electing to participate after meeting certain length-of-time service requirements. Expense relating to the Company’s contributions to the 401(k) plan was $180, $385 and $254 for the years ended December 31, 2009, 2008 and 2007, respectively.

(16) Regulatory Matters

Banking regulations place certain restrictions on dividends paid and loans or advances made by Florida Bank to the Holding Company.

The Company (on a consolidated basis) and Florida Bank are subject to various regulatory capital requirements administered by regulatory banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and Florida Banks’ financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Florida Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off- balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and Florida Bank to maintain minimum amounts and percentages (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2009, that the Company and Florida Bank met all capital adequacy requirements to which they were subject.

FLORIDA BANK GROUP, INC.

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands except per share data)

As of December 31, 2009, the most recent notification from the regulatory authorities categorized Florida Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized an institution must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage percentages as set forth in the table. There are no conditions or events since that notification that management believes have changed Florida Bank’s category. The Company’s and Florida Bank’s actual capital amounts and percentages are also presented in the table ($ in thousands):

	Actual		For Capital Adequacy Purposes		For Well Capitalized Purposes
	Amount	%	Amount	%	Amount	%
As of December 31, 2009:
Total Capital to Risk-Weighted Assets:
Consolidated	$97,819	15.01%	$52,120	8.00%	N/A	N/A
Florida Bank	79,274	12.34%	51,394	8.00%	$64,243	10.00%
Tier One Capital to Risk-Weighted Assets
Consolidated	$89,510	13.74%	$26,050	4.00%	N/A	N/A
Florida Bank	71,087	11.07%	25,697	4.00%	$38,546	6.00%
Tier One Capital to Average Assets
Consolidated	$89,510	10.64%	$33,647	4.00%	N/A	N/A
Florida Bank	71,087	8.57%	33,178	4.00%	$41,473	5.00%

	Actual		For Capital Adequacy Purposes		For Well Capitalized Purposes
	Amount	%	Amount	%	Amount	%
As of December 31, 2008:
Total Capital to Risk-Weighted Assets:
Consolidated	$90,944	13.15%	$55,334	8.00%	N/A	N/A
Florida Bank	54,078	11.14	38,848	8.00	$48,561	10.00%
The Bank of Tallahassee	9,354	12.31	6,079	8.00	7,599	10.00
Florida Bank of Jacksonville	15,598	12.59	9,913	8.00	12,391	10.00
Tier I Capital to Risk-Weighted Assets:
Consolidated	82,188	11.88	27,667	4.00	N/A	N/A
Florida Bank	47,939	9.87	19,424	4.00	29,136	6.00
The Bank of Tallahassee	8,378	11.03	3,039	4.00	4,559	6.00
Florida Bank of Jacksonville	14,033	11.32	4,956	4.00	7,434	6.00
Tier I Capital to Average Assets:
Consolidated	82,188	9.59	34,289	4.00	N/A	N/A
Florida Bank	47,939	7.96	24,098	4.00	30,122	5.00
The Bank of Tallahassee	8,378	8.89	3,767	4.00	4,710	5.00
Florida Bank of Jacksonville	14,033	9.02	6,224	4.00	7,780	5.00

(17) Stockholders’ Equity

On July 24, 2009, the Company issued 20,471 shares of Series A preferred stock and warrants to purchase 1,024 shares of Series B preferred stock to the U.S. Treasury for proceeds of $20.5 million under the U.S. Treasury’s Capital Purchase Program. The warrants were immediately exercised by the U.S. Treasury on July 24, 2009 for shares of Series B preferred stock. The terms of the Series A preferred stock require quarterly dividend

FLORIDA BANK GROUP, INC.

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands except per share data)

payments of 5% of the outstanding principal during the first five years the issue is outstanding after which the dividend rate increases to 9%. The terms of the Series B require quarterly dividend payments of 9% of the outstanding principal.

The Company recorded a preferred stock discount of $1 million based on the face value of the warrants exercised. The preferred stock discount is being accreted over a five year period.

On May 29, 2009 and June 15, 2009, the Company sold a total of 4,584,756 shares of its common stock in a private placement at a price of $4.00 per share, for aggregate gross proceeds of $18.3million, to no more than 35 purchasers excluding “accredited investors,” as that term is defined in Rule 501(a) of the Securities Act. The issuance of the Company’s common stock in the private placement was made in reliance upon the exemption from the registration requirements of Section 4(2) and Rule 506 of Regulation D of the Securities Act and applicable state securities law exemptions. None of the securities were sold through an underwriter and, accordingly, there were no underwriting discounts or commissions involved.

On May 1, 2007, in conjunction with the acquisition of the Bank of Tallahassee, the Company executed a reorganization transaction and exchanged two shares for each share previously held by the shareholders of the Company. If adjusted for the subsequent share exchange, the number of shares issued and price per share would be 4,000,000 and $15.00, respectively.

In connection with our acquisition of The Bank of Tallahassee in 2007, the Company entered into a Put and Call Option Agreement (the “Option Agreement”) with The Bank of Tallahassee shareholders receiving shares of common stock in the merger transaction. The Option Agreement gave certain rights to both the shareholder and to the Company. The shareholder had the option, for a period of 90 days following the publication by the Company of its audited financial statements for its year ended December 31, 2009, (the “Shareholder Put Period”), to sell to the Company all or a portion of the shares of the Company stock owned or controlled by such shareholder (“Shareholder Stock”), and the Company had agreed to purchase the number of shares that the shareholder desired to sell. The put price of the shares was the greater of: (1) 1.5 times the tangible book value per share as of December 31, 2009 or (2) $16.50 per share. For a period of thirty days following the expiration of the Shareholder Put Period, the Company had the right to elect to purchase from the shareholders all or any portion of the Shareholder Stock and each shareholder had agreed to sell such number of shares as the Company desired to purchase. The call price of the shares shall be the lesser of: (1) 2.0 times the tangible book value per share as of December 31, 2009, or (2) $30.00 per share.

The Option Agreement terminated upon the occurrence of the Company being subject to the reporting requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended.

The Company recorded the transaction in the equity section since the Company always intended for the equity to be retained in the Company to support growth, and at all times had complete control over its ability to terminate the put and call option agreement.

The number of shares outstanding that were issued to The Bank of Tallahassee shareholders was 244,469 as of December 31, 2008.

(18) Related Party Transactions

Related Party Loans. At December 31, 2009 and 2008, certain officers and directors were indebted to the Bank in the aggregate amount of $8.7 million and $19.6 million, respectively. During 2009, $0.4 million in new loans were made and repayments totaled $1.0 million. In the opinion of management, these loans were made on similar terms as loans to other individuals of comparable creditworthiness and were all current at year-end.

FLORIDA BANK GROUP, INC.

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands except per share data)

Related Party Deposits. At December 31, 2009 and 2008, deposits of executive officers and directors were approximately $46.5 million and $36.5 million, respectively, of the Bank’s deposits.

(19) Fair Value Measurements

The estimated fair values of the Company’s financial instruments were as follows (in thousands):

	At December 31,
	2009		2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and due from banks	$29,361	$29,361	$81,796	$81,796
Available-for-sale securities	99,776	99,776	67,731	67,731
Loans, net	624,651	620,524	649,911	660,332
Federal Home Loan Bank Stock	5,417	5,417	6,229	6,229
Federal Reserve Bank Stock	3,000	3,000	1,731	1,731
Accrued interest receivable	2,429	2,429	2,706	2,706
Financial liabilities:
Deposits	$630,403	$639,177	$647,211	$660,223
Federal Home Loan Bank Advances	81,700	86,919	104,700	112,665
Accrued interest payable	1,244	1,244	1,834	1,834
Other borrowings	—	—	1,858	1,858

Financial assets subject to fair value measurements on a recurring basis are as follows (in thousands):

	Fair Value Measurements at December 31, 2009 Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2009:
Available for sale securities	$99,776	—	$99,776	—

Impaired collateral-dependent loans are carried at fair value when the current collateral value is lower than the carrying value of the loan. Foreclosed real estate is carried at the lower of cost or fair value less estimated selling costs. Those impaired collateral-dependent loans and foreclosed real estate which are measured at fair value on a nonrecurring basis are as follows:

	Fair Value	Level 1	Level 2	Level 3	Total Losses	Losses Recorded in Operations For the Year Ended December 31, 2009
As of December 31, 2009:
Impaired loans (1)	$30,430	—	—	$30,430	$8,567	$8,526

Foreclosed assets	$8,761	—	—	$8,761	$940	$940

(1)	Loans with a carrying value of $8,035 were measured for impairment using Level 3 inputs and had a fair value in excess of carrying value.

FLORIDA BANK GROUP, INC.

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands except per share data)

(20) Legal Contingencies

The Company is periodically a party to or otherwise involved in legal proceedings arising in the normal course of business, such as foreclosure proceedings. Based on review and consultation with legal counsel, management does not believe there are any pending or threatened proceedings against the Company, which could have a material adverse effect on the Company’s financial position, results of operations or liquidity.

(21) Parent Company Only Financial Information

The following are the condensed statements of condition, operations and cash flows for the Parent Company:

Condensed Statements of Financial Condition

December 31, 2009 and 2008

($ in thousands)

	2009	2008
Assets:
Cash on deposit with subsidiary	$5,424	$10,768
Cash on deposit with non subsidiary	—	98
Investment in bank subsidiaries	88,020	82,081
Investment in other subsidiaries	12,889	655
Other assets	7,737	5,408

Total assets	$114,070	$99,010

Liabilities and Stockholders’ Equity:
Other liabilities	711	2,320
Stockholders’ equity	113,359	96,690

Total Liabilities and Stockholders’ Equity	$114,070	$99,010

FLORIDA BANK GROUP, INC.

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands except per share data)

Condensed Statements of Operations

Years Ended December 31, 2009, 2008 and 2007

($ in thousands)

Year Ended December 31,	2009	2008	2007
Operating income:
Interest income	$253	$138	$901
Other income (expense)	(1,400)	(862)	411

Total operating income (expense)	(1,147)	(724)	1,312

Operating expense:
Other expense	6,266	6,997	5,369

Total operating expense	6,266	6,997	5,369

Loss before income tax benefit and equity in undistributed loss of subsidiaries	(7,413)	(7,721)	(4,057)
Income tax benefit	2,779	2,887	1,527

Loss before equity in undistributed loss of subsidiaries	(4,634)	(4,834)	(2,530)
Equity in undistributed losses of subsidiaries—bank	(15,581)	(24,528)	(633)
Equity in undistributed losses of subsidiaries—non bank	(1,885)	(817)	—

Net Loss	$(22,100)	$(30,179)	$(3,163)
Preferred stock dividend requirements and discount accretion	(576)	—	—

Net loss available to common stockholders	(22,676)	(30,179)	(3,163)

FLORIDA BANK GROUP, INC.

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands except per share data)

Condensed Statements of Cash Flows

Years Ended December 31, 2009, 2008 and 2007

($ in thousands)

	Year Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net loss	$(22,100)	$(30,179)	$(3,163)
Equity in undistributed losses of bank subsidiaries	15,581	24,528	633
Equity in undistributed losses of non-bank subsidiaries	1,885	817	—
Stock-based compensation expense	—	874	416
(Increase) decrease in other assets and securities available for sale	(2,329)	10,371	(14,144)
Increase (decrease) in other liabilities	(1,609)	(1,581)	3,468

Net cash used in operating activities	(8,572)	4,830	(12,790)

Cash flows from investing activities:
Investment in bank subsidiaries	(20,284)	(2,983)	(12,261)
Investment in non-bank subsidiaries	(14,774)	(1,503)	—

Net cash used in investing activities	(35,058)	(4,486)	(12,261)

Cash flows from financing activities:
Proceeds from exercise of common stock options	—	899	1,307
Repurchase of common stock	—	(239)	(1,456)
Proceeds from sale of treasury stock	—	493	976
Proceeds from issuance of common stock	18,257	—	—
Net Proceeds from issuance of preferred stock	20,418	—	—
Preferred stock dividend requirements	(487)	—	—

Net cash (used in) provided by financing activities	38,188	1,153	827

Net (decrease) increase in cash and cash equivalents	(5,442)	1,497	(24,224)
Cash and cash equivalents at beginning of year	10,866	9,369	33,593

Cash and cash equivalents at end of year	$5,424	$10,866	$9,369

Noncash transactions:
Accumulated other comprehensive income (loss), change in unrealized gains (losses) on securities available for sale of subsidiaries, net of income taxes	$22	$(571)	$208

Stock-based compensation expense of subsidiary	$—	$1,447	$679

Accumulated other comprehensive income (loss), change in unrealized gains (losses) on securities available for sale, of parent, net of income taxes	$559	$(998)	12