Form 10-K/A
period 2009-12-31
Florida Bank Group, Inc.
filed 2010-04-02
CIK 1370914

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

We are filing this Amendment to our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2009 to amend certain errors or omissions in the following sections: (1) Item 1B., Unresolved Staff Comments. We received a letter from the Securities Exchange Commission (“SEC”) on March 31, 2009, prior to the time of our filing of Form 10-K for 2009. The letter indicated that the SEC had no further comments regarding our amended Form 10 Registration Statement. (2) Management’s Discussion and Analysis of Financial Condition and Results of Operations and footnotes 1, 3, 12, 18, and 21 to the Consolidated Financial Statements.

As required by applicable rules, currently-dated certifications from our Chief Executive Officer and Chief Financial Officer are included as exhibits to this Amendment No. 1.

Except as required to reflect the change noted above, this Form 10-K/A does not attempt to modify or update any other disclosures set forth in our Annual Report on Form 10-K. Additionally, this Form 10-K/A does not purport to provide a general update or discussion of any other developments of the Company subsequent to the original filing.

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

None.

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

	December 31, 2009	December 31, 2008
Specific Reserves:
Impaired loans with no specific reserves	$27,606	$4,807
Impaired loans with specific reserves	39,583	34,849

Total impaired loans	$67,189	$39,656
Reserve	$8,801	$6,781
Reserve % of impaired loans	13.10%	17.10%

General Reserves
Loans subject to general reserve	$579,159	$628,154
Reserve	$12,542	$10,769
Reserve % of loans	2.17%	1.71%

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 2nd day of April, 2010.

FLORIDA BANK GROUP, INC.
(Registrant)

Date: April 2, 2010	By:	/S/ ROBERT ROTHMAN
Robert Rothman
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 2nd day of April, 2010.

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

Upon our adoption of GAAP guidance under FASB ASC Topic 320, we evaluated this security, along with the other securities owned at March 31, 2009 for which an OTTI impairment had been taken, to determine if we should record a cumulative effect adjustment. The Company performed a discounted cash flow analysis on these securities (mortgage-backed and asset-backed) and compared it to the carrying values. The analysis was performed in the same manner as described above. The results of our analysis indicated that a cumulative effect adjustment existed; however, the Company did not record it because it was deemed immaterial to its financial statements. This determination of immateriality was based on quantitative and qualitative factors. Management also determined that this decision not to record a cumulative effect adjustment did not: mask a change in earnings or other trends; affect the Company’s compliance with regulatory requirements; affect the Company’s compliance with loan covenants or other contractual requirements; have the effect of increasing management’s compensation and did not involve concealment of an unlawful transaction.

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

The components of the deferred tax asset at December 31, 2009 and 2008 are as follows:

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

(21) Parent Company Only Financial Information

The following are the condensed statements of condition, operations and cash flows for the Parent Company:

Condensed Statements of Financial Condition

December 31, 2009 and 2008

($ in thousands)

	2009	2008
Assets:
Cash on deposit with subsidiary	$5,424	$10,768
Cash on deposit with non subsidiary	—	98
Investment in bank subsidiaries	88,020	82,081
Investment in other subsidiaries	12,889	655
Securities available for sale	1,042	1,972
Other assets	6,695	3,436

Total assets	$114,070	$99,010

Liabilities and Stockholders’ Equity:
Other liabilities	711	2,320
Stockholders’ equity	113,359	96,690

Total Liabilities and Stockholders’ Equity	$114,070	$99,010

FLORIDA BANK GROUP, INC.

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands except per share data)

Condensed Statements of Operations

Years Ended December 31, 2009, 2008 and 2007

($ in thousands)

Year Ended December 31,	2009	2008	2007
Operating income:
Interest income	$253	$138	$901
Other income (expense)	(1,400)	(862)	411

Total operating income (expense)	(1,147)	(724)	1,312

Operating expense:
Other expense	6,266	6,997	5,369

Total operating expense	6,266	6,997	5,369

Loss before income tax benefit and equity in undistributed loss of subsidiaries	(7,413)	(7,721)	(4,057)
Income tax benefit	2,779	2,887	1,527

Loss before equity in undistributed loss of subsidiaries	(4,634)	(4,834)	(2,530)
Equity in undistributed losses of subsidiaries—bank	(15,581)	(24,528)	(633)
Equity in undistributed losses of subsidiaries—non bank	(1,885)	(817)	—

Net Loss	(22,100)	(30,179)	(3,163)
Preferred stock dividend requirements and discount accretion	(576)	—	—

Net loss available to common stockholders	$(22,676)	$(30,179)	$(3,163)

FLORIDA BANK GROUP, INC.

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands except per share data)

Condensed Statements of Cash Flows

Years Ended December 31, 2009, 2008 and 2007

($ in thousands)

	Year Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net loss	$(22,100)	$(30,179)	$(3,163)
Equity in undistributed losses of bank subsidiaries	15,581	24,528	633
Equity in undistributed losses of non-bank subsidiaries	1,885	817	—
Stock-based compensation expense	—	874	416
Loss on other-than-temporary impairment of securities available for sale	1,184	214	2,209
(Increase) decrease in other assets	(3,259)	2,113	(3,915)
Increase (decrease) in other liabilities	(1,609)	(1,581)	3,468

Net cash used in operating activities	(8,318)	(3,214)	(352)

Cash flows from investing activities:
Investment in bank subsidiaries	(20,284)	(2,983)	(12,261)
Investment in non-bank subsidiaries	(14,774)	(1,503)	—
Net proceeds from maturities, repayments and sale of securities available for sale	—	8,044	—
Net purchase of securities available for sale	(254)	—	(12,438)

Net cash (used in) provided by investing activities	(35,312)	3,558	(24,699)

Cash flows from financing activities:
Proceeds from exercise of common stock options	—	899	1,307
Repurchase of common stock	—	(239)	(1,456)
Proceeds from sale of treasury stock	—	493	976
Proceeds from issuance of common stock	18,257	—	—
Net Proceeds from issuance of preferred stock	20,418	—	—
Preferred stock dividend requirements	(487)	—	—

Net cash provided by financing activities	38,188	1,153	827

Net (decrease) increase in cash and cash equivalents	(5,442)	1,497	(24,224)
Cash and cash equivalents at beginning of year	10,866	9,369	33,593

Cash and cash equivalents at end of year	$5,424	$10,866	$9,369

Noncash transactions:
Accumulated other comprehensive income (loss), change in unrealized gains (losses) on securities available for sale, net of income taxes	$559	$(998)	$12

Accumulated other comprehensive income (loss), change in unrealized gains (losses) on securities available for sale of subsidiary, net of income taxes	$22	$571	$208

Stock-based compensation expense of subsidiary	$—	$1,447	$679