Form 10-Q
period 2010-03-31
Florida Bank Group, Inc.
filed 2010-05-10
CIK 1370914

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from              to

Commission File Number 000-53813

FLORIDA BANK GROUP, INC.

(Exact name of registrant as specified in its charter)

FLORIDA	20-8732828
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

201 N. Franklin Street, Suite 2800, Tampa, Florida 33602

(Address of principal executive offices) (Zip Code)

(813) 367-5270

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer”, “ large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Number of shares of Common Stock, $0.01 Par Value as of April 30, 2010:14,329,315.

FLORIDA BANK GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED MARCH 31, 2010

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

FLORIDA BANK GROUP, INC.

Condensed Consolidated Balance Sheets

($ in thousands, except share amounts)

	March 31, 2010	December 31, 2009
	(unaudited)
Assets
Cash and due from banks	$5,727	$2,579
Interest-bearing Deposits and Federal Funds Sold	51,430	26,782

Cash and cash equivalents	57,157	29,361

Securities available-for-sale	95,143	99,776
Loans, net of allowance for loan losses of $23,491 in 2010 and 21,342 in 2009	615,528	624,651
Federal Reserve Bank stock, at cost	2,641	3,000
Federal Home Loan Bank stock, at cost	5,417	5,417
Accrued interest receivable	2,483	2,429
Premises and equipment, net	26,238	26,307
Deferred tax assets	24,555	23,431
Foreclosed real estate	6,817	8,761
Prepaid expenses and other assets	6,951	7,211

Total assets	$842,930	$830,344

Liabilities and Stockholders’ Equity

Liabilities:
Deposits:
Noninterest-bearing demand	$58,461	$55,279
Interest-bearing demand	61,315	70,581
Savings	12,156	11,879
Money market	155,564	148,905
Time	362,337	343,759

Total deposits	649,833	630,403

Accrued expenses and other liabilities	4,179	4,882
Federal Home Loan Bank advances	77,700	81,700

Total liabilities	731,712	716,985

Stockholders’ equity:
Preferred Stock Series A, $.01 par value; $1,000 liquidation value; 20,471 shares outstanding	20,471	20,471
Preferred Stock Series B, $.01 par value; $1,000 liquidation value; 1,024 shares outstanding	1,024	1,024
Preferred Stock - Discount	(883)	(935)
Common stock, $.01 par value, 50,000,000 shares authorized, 14,341,898 shares issued	143	143
Additional paid-in capital	150,817	150,817
Treasury stock (12,583 shares in 2010 and 2009), at cost	(164)	(164)
Accumulated deficit	(61,311)	(58,415)
Accumulated other comprehensive income	1,121	418

Total stockholders’ equity	111,218	113,359

	$842,930	$830,344

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLORIDA BANK GROUP, INC.

Condensed Consolidated Statements of Operations and Other Comprehensive Loss (Unaudited)

($ in thousands, except per share amounts)

	Three Months Ended March 31,
	2010	2009
Interest income:
Loans	$8,564	$9,344
Securities available for sale	959	875
Other interest-earning assets	60	65

Total interest income	9,583	10,284

Interest expense:
Deposits:
Demand	163	133
Savings	19	36
Money market	531	677
Time	2,628	4,234
Federal Home Loan Bank advances	831	949

Total interest expense	4,172	6,029

Net interest income before provision for loan losses	5,411	4,255
Provision for loan losses	3,441	1

Net interest income after provision for loan losses	1,970	4,254

Noninterest income:
Service charges on deposit accounts	220	245
Other service charges and fees	122	79
Gain on sale of securities available for sale	—	83
Gain on sale of foreclosed real estate	—	7
Other	242	60

Total noninterest income	584	474

Noninterest expenses:
Salaries and employee benefits	3,592	2,417
Occupancy	1,351	1,390
Data processing	289	372
Stationary, printing and supplies	77	56
Business development	93	56
Insurance, including deposit insurance premium	491	397
Professional fees	337	158
Marketing	13	17
Federal Home Loan Bank advance prepayment penalties	41	1,289
Write-down of foreclosed real estate	42	—
Foreclosed real estate expense	52	24
Other	290	241

Total noninterest expense	6,668	6,417

Loss before income tax benefit	(4,114)	(1,689)
Income tax benefit	(1,548)	(623)

Net loss	(2,566)	(1,066)
Preferred stock dividend requirements and discount accretion	(330)	—

Net loss available to common stockholders	(2,896)	(1,066)
Other comprehensive income (loss):
Change in unrealized holding gains (losses) on securities available for sale	703	(169)

Comprehensive loss	$(2,193)	$(1,235)

Loss per common share:
Basic and Diluted	$(0.20)	$(0.11)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLORIDA BANK GROUP, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

For the Three Months Ended March 31, 2010 and 2009

($ in thousands, except share amounts)

	Preferred Stock					Common Stock					Accumulated
								Additional			Other	Total
	Series A		Series B					Paid-in	Treasury	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Discount	Shares	Amount	Capital	Stock	Deficit	Income	Equity
Balance, December 31, 2009	20,471	$20,471	1,024	$1,024	$(935)	14,341,898	$143	$150,817	$(164)	$(58,415)	$418	$113,359
Net loss	—	—	—	—	—	—	—	—	—	(2,566)	—	(2,566)
Net Change in Unrealized Gain On Available-for-Sale Securities, net of income taxes	—	—	—	—	—	—	—	—	—	—	703	703
Preferred stock dividend requirements and discount accretion	—	—	—	—	52	—	—	—	—	(330)	—	(278)

Balance, March 31, 2010	20,471	$20,471	1,024	$1,024	$(883)	14,341,898	$143	$150,817	$(164)	$(61,311)	$1,121	$111,218

Balance, December 31, 2008	—	$—	—	$—	$—	9,757,142	$98	$132,658	$(164)	$(35,739)	$(163)	$96,690
Net loss	—	—	—	—	—	—	—	—	—	(1,066)	—	(1,066)
Net Change in Unrealized Gain On Available-for-Sale Securities, net of income taxes	—	—	—	—	—	—	—	—	—	—	(169)	(169)
Preferred stock dividend requirements and discount accretion	—	—	—	—	—	—	—	—	—	—	—	—

Balance, March 31, 2009	—	$—	—	$—	$—	9,757,142	$98	$132,658	$(164)	$(36,805)	$(332)	$95,455

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLORIDA BANK GROUP, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three months ended March 31
	2010	2009
Cash flows from operating activities:
Net loss	$(2,566)	$(1,066)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	382	420
Amortization of intangible asset	—	40
Amortization of deferred loan fees, net	(40)	(51)
Amortization of premium and discounts on securities, net	107	(15)
Provision for loan losses	3,441	1
Deferred income taxes	(1,549)	(834)
Gain on sale of securities available for sale	—	(83)
Gain on sale of foreclosed real estate	—	(7)
Write-down of foreclosed real estate	42	—
(Increase) decrease in accrued interest receivable	(54)	1
Decrease in prepaid expenses and other assets	260	372
Decrease in accrued expenses and other liabilities	(703)	(1,724)

Net cash used in operating activities	(680)	(2,946)

Cash flows from investing activities:
Net decrease (increase) in loans	3,868	(4,246)
Proceeds from maturities, calls, repayments and sale of securities available for sale	5,654	12,011
Purchase of securities available for sale	—	(32,818)
Proceeds from sale of foreclosed real estate	3,756	86
Sale of Federal Reserve Bank stock	359	—
Sale of Federal Home Loan Bank stock	—	812
Net acquisition of premises and equipment	(313)	(306)

Net cash provided by (used in) investing activities	13,324	(24,461)

Cash flows from financing activities:
Net increase in deposits	19,430	34,199
Net decrease in Federal Home Loan Bank advances	(4,000)	(20,500)
Net decrease in other borrowings	—	(822)
Preferred stock dividend requirements	(278)	—

Net cash provided by financing activities	15,152	12,877

Net increase (decrease) in cash and cash equivalents	27,796	(14,530)
Cash and cash equivalents at beginning of period	29,361	81,796

Cash and cash equivalents at end of period	$57,157	$67,266

(Continued)

FLORIDA BANK GROUP, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited), Continued

(In thousands)

	Three months ended March 31,
	2010	2009
Supplemental cash flow information:
Cash paid during the period for:
Interest	$4,446	$6,373

Noncash transactions:
Accumulated other comprehensive income (loss), change in unrealized gains on securities available for sale, net of income taxes	$703	$(169)

Transfer of loans to foreclosed real estate	$1,854	$160

Transfer of foreclosed real estate to loans	$—	$500

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLORIDA BANK GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands except per share data)

Note 1 – Significant Accounting Policies

Basis of Presentation

Florida Bank Group, Inc. (the “Holding Company”) owns 100% of the outstanding common stock of Florida Bank (the “Bank”), and ACIC Properties, Inc. (collectively, the “Company”). The Holding Company’s only significant business activity is the operation of the Bank. Florida Bank is a Florida state-chartered Federal Reserve member commercial bank. ACIC Properties, Inc. was established in 2007 to purchase assets, in the form of substandard loans and foreclosed real estate properties, from the Bank and hold or market these assets for resale.

The Bank offers a wide range of commercial and retail banking services to businesses and individuals. In addition to traditional products and services, the Bank offers other products and services, such as debit cards, internet banking, and electronic bill payment services. Consumer loan products offered by the Bank include home equity lines of credit, second mortgages, new and used auto loans, new and used boat loans, overdraft protection, and unsecured personal credit lines. Commercial loan products include commercial real estate construction and term loans, working capital loans and lines of credit, demand, term and time loans, and equipment, inventory and accounts receivable financing.

The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. The Company follows GAAP and reporting practices applicable to the banking industry, which are described in Note 1 to the Consolidated Financial Statements included in the Company’s 2009 Form 10-K.

In preparation of the condensed consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the condensed consolidated balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the value of the deferred tax assets and the value of foreclosed real estate.

In the opinion of management, the condensed consolidated financial statements contain all adjustments, which are those of a recurring nature, and disclosures necessary to present fairly the financial position of the Company as of March 31, 2010 and the results of operations and cash flows for the interim periods presented . The results of operations for the interim periods presented are not necessarily indicative of results that may be expected for the entire year or any other interim period.

Note 2 – Securities Available for Sale.

The amortized cost and related market value of investment securities available-for-sale were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At March 31, 2010
Mortgage-backed securities	$88,626	$2,281	$(318)	$90,589
Corporate bonds	4,073	176	—	4,249
Asset-backed securities (1)	646	53	(394)	305

Total	$93,345	$2,510	$(712)	$95,143

At December 31, 2009
Mortgage-backed securities	$94,388	$1,680	$(790)	$95,278
Corporate bonds	4,077	121	(2)	4,196
Asset-backed securities (1)	641	67	(406)	302

Total	$99,106	$1,868	$(1,198)	$99,776

(1)	These securities are backed by subprime residential and home equity loans

There were no sales of securities classified as available for sale during the quarter ended March 31, 2010. The scheduled maturities of securities available for sale at March 31, 2010 are summarized below. Expected maturities will differ from scheduled maturities because the issuers of the securities may have the right to call or prepay obligations with or without cost or prepayment penalties:

	Amortized Cost	Fair Value
Due from one to five years	$4,073	$4,249
Mortgage-backed securities	88,626	90,589
Asset-backed securities	646	305

Total	$93,345	$95,143

The following tables classify those securities in an unrealized loss position at March 31, 2010, based upon length of time in a continuous loss position. The tables show the current fair value of the securities and the amount of unrealized loss for each category of investment:

	As of March 31, 2010
	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Mortgage-backed securities	$90	$7,348	$228	$1,116
Asset-backed securities	—	—	394	147

	$90	$7,348	$622	$1,263

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the Company’s intent and ability to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. If a security has a decline in fair value that is other than temporary, the security will be written down to its fair value by recording an OTTI loss in the condensed consolidated statement of operations. For a debt security that the Company does not intend to sell and it is not more likely than not that the Company will be required to sell before recovery of its amortized cost, only the credit loss component of the impairment is recorded in the condensed consolidated statement of operations, while the impairment related to all other factors is recorded in other comprehensive income.

The unrealized losses on investment securities available for sale were caused by market conditions. It is expected that the securities would not be settled at a price less than the par value of the investments. The Company plans to hold the securities for a period of time sufficient for the fair value of the securities to recover and it is not more likely than not that it will be required to sell the security before recovery of its amortized cost basis. The losses are therefore not considered other-than-temporary at March 31, 2010.

Note 3 – Loans

The components of loans were as follows:

	As of
	March 31, 2010	December 31, 2009
Commercial	$65,098	$63,439
Commercial Real Estate	344,491	343,028
Residential Real Estate	220,323	220,854
Consumer and Other Loans	9,518	19,027

	639,430	646,348

Less:
Net deferred fees	(411)	(355)
Allowance for loan losses	(23,491)	(21,342)

Loans, Net	$615,528	$624,651

An analysis of the changes in the allowance for loan losses for the three month periods ended March 31, 2010 and 2009 was as follows:

	Three Months Ended March 31,
	2010	2009

Balance At Beginning Of Period	$21,342	$17,550
Charge-Offs	(1,319)	(2,591)
Recoveries	27	—
Provision For Loan Losses	3,441	1

Balance At End Of Period	$23,491	$14,960

Loan Impairment and Credit Losses.

A loan is considered impaired when, based on current information and events, it is probable the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. The following summarizes the amount of impaired loans:

	At March 31, 2010	At December 31, 2009
Collateral dependent loans identified as impaired:
Gross loans with no related allowance for losses (1)	$20,349	$22,386

Gross loans with related allowance for losses recorded	19,160	21,480
Less allowance on these loans	(5,240)	(5,401)

Net loans with related allowances	13,920	16,079

Net investment in collateral dependent impaired loans	34,269	38,465

Noncollateral dependent loans identified as impaired:
Gross loans with no related allowance for losses	3,392	5,220

Gross loans with related allowance for losses recorded	21,502	18,103
Less allowance on these loans	(5,168)	(3,400)

Net loans with related allowances	16,334	14,703

Net investment in noncollateral dependent impaired loans	19,726	19,923

Net investment in impaired loans	$53,995	$58,388

(1)	Includes loans with partial charge-offs of $1,312 with net carrying values of $9,951 at March 31, 2010.

Nonaccrual Loans

At March 31, 2010 and December 31, 2009, nonaccrual loans were as follows:

	At March 31, 2010	At December 31, 2009
Nonaccrual loans	$46,826	$46,949
Past due ninety days or more, but still accruing	10	10

	$46,836	$46,959

Note 4 – Financial Instruments with Off-Balance-Sheet Risk

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include unfunded loan commitments, unused lines of credit and standby letters of credit and may involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the condensed consolidated balance sheets. The contract amounts of these instruments reflect the extent of involvement the Company has in these financial instruments.

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

A summary of the notional amounts of the Company’s financial instruments at March 31, 2010, with off-balance-sheet risk was as follows:

Contract Amount
Unfunded loan commitments	$100

Unused lines of credit	$79,325

Standby letters of credit	$1,131

Note 5 – Stock-Based Compensation Plan

Certain key employees and directors of the Company have options to purchase shares of the Company’s common stock under its stock option plan. Under the plan, the total number of shares which may be issued shall not exceed 1,700,000 (amended). Stock options are issued at the fair value of the common stock on the date of grant and expire ten years from grant date. Stock options vest over a three year period. In 2008, the Company accelerated the vesting of all stock options and at December 31, 2008 all stock options became fully vested. At March 31, 2010, 788,803 shares remain available for grant. A summary of stock option transactions follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2009	925,250	$15.12
Options forfeited	(188,000)	$14.82

Outstanding and exercisable at March 31, 2010	737,250	$15.20	6.7 years

There were no options granted or exercised during the three months ended March 31, 2010 or 2009.

Note 6 – Fair Values of Financial Instruments

The estimated fair values of the Company’s financial instruments were as follows:

	At March 31, 2010		At December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and due from banks	$57,157	$57,157	$29,361	$29,361
Available-for-sale securities	95,143	95,143	99,776	99,776
Loans, net	615,528	615,670	624,651	620,524
Federal Home Loan Bank Stock	5,417	5,417	5,417	5,417
Federal Reserve Bank Stock	2,641	2,641	3,000	3,000
Accrued interest receivable	2,483	2,483	2,429	2,429

Financial liabilities:
Deposits	$649,833	$658,256	$630,403	$639,177
Federal Home Loan Bank Advances	77,700	86,745	81,700	86,919
Accrued interest payable	970	970	1,244	1,244

Financial assets subject to fair value measurements on a recurring basis are as follows:

	Fair Value Measurements at March 31, 2010 Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of March 31, 2010:

Available for sale securities	$95,143	$—	$95,143	$—

Impaired collateral-dependent loans are carried at fair value when the current collateral value is lower than the carrying value of the loan. Foreclosed real estate is carried at the lower of cost or fair value less estimated selling costs. Those impaired collateral-dependent loans and foreclosed real estate which are measured at fair value on a nonrecurring basis are as follows:

	Fair Value	Level 1	Level 2	Level 3	Total Losses	Losses Recorded in Operations For the Quarter Ended March 31, 2010
As of March 31, 2010:
Impaired loans (1)	$23,871	—	—	$23,871	$6,552	$1,151

Foreclosed assets	$6,817	—	—	$6,817	$103	$42

(1)	Loans with a carrying value of $10.4 million were measured for impairment using Level 3 inputs and had a fair value in excess of carrying value.

Note 7 – Comprehensive Loss

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net operations. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the condensed consolidated balance sheet, such items, along with net loss, are components of comprehensive loss. Comprehensive loss for the three months ended March 31, 2010 and 2009 was $2.2 million and $1.2 million, respectively.

Note 8 – Regulatory Matters

Banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Holding Company. The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by regulatory banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s financial statements.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and percentages (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of March 31, 2010, that the Company and the Bank met all capital adequacy requirements to which they were subject.

As of March 31, 2010, the most recent notification from the regulatory authorities categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized an institution must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage percentages as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category. The Company’s and the Bank’s actual capital amounts and percentages are also presented in the table:

	Actual		For Capital Adequacy Purposes		For Well Capitalized Purposes
As of March 31, 2010:	Amount	%	Amount	%	Amount	%

Total Capital to Risk-Weighted Assets:
Consolidated	$93,812	14.51%	$51,713	8.00%	N/A	N/A
Bank	77,054	12.17%	50,664	8.00%	$63,330	10.00%

Tier One Capital to Risk-Weighted Assets
Consolidated	$85,542	13.23%	$25,856	4.00%	N/A	N/A
Bank	68,953	10.89%	25,332	4.00%	$37,998	6.00%

Tier One Capital to Average Assets
Consolidated	$85,542	10.66%	$32,104	4.00%	N/A	N/A
Bank	68,953	8.71%	31,665	4.00%	$39,581	5.00%

	Actual		For Capital Adequacy Purposes		For Well Capitalized Purposes
As of December 31, 2009:	Amount	%	Amount	%	Amount	%

Total Capital to Risk-Weighted Assets:
Consolidated	$97,819	15.01%	$52,120	8.00%	N/A	N/A
Bank	79,274	12.34%	51,394	8.00%	$64,243	10.00%

Tier One Capital to Risk-Weighted Assets
Consolidated	$89,510	13.74%	$26,050	4.00%	N/A	N/A
Bank	71,087	11.07%	25,697	4.00%	$38,546	6.00%

Tier One Capital to Average Assets
Consolidated	$89,510	10.64%	$33,647	4.00%	N/A	N/A
Bank	71,087	8.57%	33,178	4.00%	$41,473	5.00%

Note 9 – Loss Per Common Share

Basic and diluted loss per share of common stock has been computed based on the weighted-average number of shares of common stock outstanding of 14,329 and 9,745 during the three months ended March 31, 2010 and 2009, respectively. Basic and diluted loss per share are the same for these interim periods because of the Company’s net loss position.

Note 10 – Recent Accounting Standards Update

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU’) 2010-01, “Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force).” This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. The new guidance is effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. The adoption of this guidance did not have any effect on the Company’s financial statements.

In January 2010, the FASB issued ASU No. 2010-02, “Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary.” This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset de-recognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The adoption of this guidance had no material effect on the Company’s financial statements.

In January 2010, the FASB issued ASU No. 2010-06 “Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements.”, which amends the fair value disclosure guidance. The amendments include new disclosures and changes to clarify existing disclosure requirements. The new guidance was effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements of Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this guidance is not expected to have a material effect on the Company’s financial statements.

In February 2010, the FASB issued ASU No. 2010-09 “Subsequent Events (Topic 855) – Amendments to Certain Recognition and Disclosure Requirements.” ASU 2010-09 amends the subsequent events disclosure guidance. The amendments include a definition of an SEC filer, requires an SEC filer or conduit bond obligor to evaluate subsequent events through the date the financial statements are issued, and removes the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated. ASU 2010-09 was effective upon issuance except for the use of the issued date for conduit debt obligors. The adoption of this guidance did not have a material effect on the Company’s financial statements.

In February 2010, the FASB issued ASU No. 2010-10 “Consolidation (Topic 855) –Amendments for Certain Investment Funds.” The amendments to the consolidation requirements of Topic 810 resulting from the issuance of Statement 167 are deferred for a reporting entity’s interest in an entity (1) that has all the attributes of an investment company or (2) for which it is industry practice to apply measurement principles for financial reporting purposes that are consistent with those followed by investment companies. The deferral does not apply in situations in which a reporting entity has the explicit or implicit obligation to fund losses of an entity that could potentially be significant to the entity. The amendments in this Update are effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009, and for interim periods within that first annual reporting period. The adoption of this guidance did not have any effect on the Company’s financial statements.

Florida Bank Group, Inc.

Review by Independent Registered Public Accounting Firm

Hacker, Johnson & Smith, PA., the Company’s independent registered public accounting firm, has made a limited review of the financial data as of March 31, 2010, and for the three month periods ended March 31, 2010 and 2009 presented in this document, in accordance with standards established by the Public Company Accounting Oversight Board.

The report of Hacker, Johnson & Smith, PA., furnished pursuant to Article 10 of Regulation S-X, is included on the following page herein.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Florida Bank Group, Inc.

Tampa, Florida:

We have reviewed the accompanying condensed consolidated balance sheet of Florida Bank Group, Inc. (the “Company”) as of March 31, 2010, the related condensed consolidated statements of operations and other comprehensive loss, changes in stockholders’ equity and cash flows for the three month periods ended March 31, 2010 and 2009. These interim condensed consolidated financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet of the Company as of December 31, 2009, and the related consolidated statements of operations and other comprehensive income (loss), changes in stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated March 31, 2010, we, based on our audit expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2009, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Hacker, Johnson & Smith PA

HACKER, JOHNSON & SMITH PA

Tampa, Florida

May 10, 2010

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q.

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including this MD&A section, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, among others, statements about our beliefs, plans, objectives, goals, expectations, estimates and intentions that are subject to significant risks and uncertainties and are subject to change based on various factors, many of which are beyond our control. The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “target,” “goal,” and similar expressions are intended to identify forward-looking statements.

All forward-looking statements, by their nature, are subject to risks and uncertainties. Our actual future results may differ materially from those set forth in our forward-looking statements. Please see Item 1A. Risk Factors of our 2009 Report on Form 10-K, and in our other filings made from time to time with the SEC after the date of this report.

However, other factors besides those listed in our Quarterly Report or in our Annual Report also could adversely affect our results, and you should not consider any such list of factors to be a complete set of all potential risks or uncertainties. Any forward-looking statements made by us or on our behalf speak only as of the date they are made. We do not undertake to update any forward-looking statement, except as required by applicable law.

Business Overview

We are a bank holding company under the Bank Holding Company Act of 1956, as amended, headquartered in Tampa, Florida. We were incorporated on January 12, 2007, under the laws of the State of Florida. We are the sole shareholder of Florida Bank (“the Bank”), a Florida chartered commercial bank that provides a wide range of business and consumer financial services in its target marketplace. The Bank currently operates 16 banking offices located in Hillsborough, Pinellas, Duval, St. Johns, Sarasota, Manatee and Leon counties, Florida. We also own all of the outstanding shares of ACIC Properties, Inc., which, from time to time purchases assets, in the form of substandard loans and foreclosed real estate properties, from the Bank and holds or markets these assets for resale. As of March 31, 2010, we had $842.9 million in total assets, including $615.5 million in net loans, and $649.8 million in deposits.

Business Strategy

Our business strategy is to operate as a profitable banking organization, with an emphasis on relationship banking. Our lending strategy includes commercial business loans to small and medium-sized businesses, consumer lending, and select real estate loans. We emphasize comprehensive business products and responsiveness that reflects our knowledge of our local markets and customers. The Bank offers a wide range of commercial and retail banking and financial services to businesses and individuals.

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

Growth Strategy

Our growth strategy is geared toward building a preeminent community bank in the state of Florida. The growth strategy includes having a significant market share (as defined by deposits), among community banks, in each of the markets in which we currently operate, and markets into which we may expand. We may expand into contiguous markets and new markets by de novo branching and/or acquisitions. We may evaluate the purchase of certain branch(es) from other institutions or whole bank acquisitions.

We will focus on increasing the number of customer relationships and, ultimately, deposits, loans and profitability. Organic strategies include taking advantage of customer dislocation in the market place created by other banks’ operating limitations and customer dissatisfaction. We also have retail strategies in place to drive more business through our branch infrastructure.

Performance Overview

For the three months ended March 31, 2010, we recorded a net loss available to common stockholders (“net loss”) of $2.9 million, or $0.20 per basic and diluted share, driven mostly by our provision for loan losses. These results compared with a net loss of $1.1 million, or $0.11 per basic and diluted share for 2009. The $1.1 million net loss for the three months ended March 31, 2009, was mostly driven by a $1.3 million Federal Home Loan Bank advance prepayment penalty.

As of March 31, 2010, total assets were $842.9 million compared to $830.3 million at December 31, 2009, an increase of $12.6 million or 1.5%. The increase primarily results from a $27.8 million increase in cash and cash equivalents, of which $24.6 million relates to interest-bearing deposits. This increase was offset in part by a $4.6 million decrease in investment securities, a $9.1 million decrease in net loans and a $1.9 million decrease in foreclosed real estate. The reduction in the net loan balance reflects a combination of decreased loan demand, loan payoffs, loan charge offs, additional allowance for loan losses and foreclosure of assets.

As of March 31, 2010 the allowance for loan losses totaled $23.5 million, or 3.68% of total loans compared to $21.3 million, or 3.30% of total loans as of December 31, 2009. The allowance represents 50.2% of non-performing loans at March 31, 2010 compared to 45.4% at December 31, 2009.

As of March 31, 2010, total deposits were $649.8 million, up $19.4 million or 3.1% compared to December 31, 2009. This increase was comprised of increases in time deposits of $18.6 million, money market deposits of $6.7 million and noninterest-bearing demand deposits of $3.2 million, offset in part by a $9.0 million decrease in interest-bearing demand and savings deposits.

Borrowed funds, consisting of Federal Home Loan Bank (FHLB) advances, totaled $77.7 million at March 31, 2010, compared to $81.7 million at December 31, 2009, a decrease of $4.0 million or 4.9%.

At March 31, 2010 and December 31, 2009, our capital ratios all surpassed regulatory measures to be considered “well capitalized”.

RESULTS OF OPERATIONS

Net Loss

Net loss available to common stockholders totaled $2.9 million ($0.20 per diluted share) for the three months ended March 31, 2010 compared to a net loss of $1.1 million ($.11 per diluted share) for the three months ended March 31, 2009.

This increase in the net loss is mostly attributable to the following: a $3.4 million increase in provision for loan losses reflecting an increase in nonaccrual loans; a $1.2 million increase in salary and benefits, primarily due to increased compensation cost in the first quarter of 2010; a $0.7 million decrease in total interest income resulting from a decrease in interest rates; and $0.3 million of preferred stock dividend requirements and discount accretion, offset in part by a $1.9 million decrease in interest expense that was primarily related to a decrease in time deposits rates, a $1.2 million decrease in Federal Home Loan Bank advance prepayment penalties and $0.1 of other miscellaneous decreases.

A condensed earnings summary and a more detailed discussion of each major component of our financial performance are provided below (in thousands):

	For the Three Months Ended
	March 31, 2010	March 31, 2009
Interest Income	$9,583	$10,284
Interest Expense	4,172	6,029

Net Interest Income	5,411	4,255
Provision for Loan Losses	3,441	1
Noninterest income	584	474
Noninterest expenses	6,668	6,417

Loss before income tax benefit	(4,114)	(1,689)
Income tax benefit	(1,548)	(623)

Net Loss	(2,566)	(1,066)
Preferred stock dividend and discount accretion	(330)	—

Net loss available to common stockholders	$(2,896)	$(1,066)

Loss per common share - basic and diluted	$(0.20)	$(0.11)

Selected Operating Ratios:
Return on Average Assets	-1.42%	-0.50%
Return on Average Equity	-10.33%	-4.51%
Equity to Assets Ratio	13.19%	10.99%

Net Interest Income

Net interest income represents the amount by which interest income on interest-earning assets exceeds interest expense incurred on interest-bearing liabilities. Net interest income is the largest component of our income, and is affected by the interest rate environment and the volume and the composition of interest-earning assets and interest-bearing liabilities. Our interest-earning assets include loans, federal funds sold, interest-bearing deposits in other banks and investment securities. Our interest-bearing liabilities include deposits, federal funds purchased, advances from the FHLB and other short term borrowings.

Net interest income increased $1.1 million, or 27.2%, to $5.4 million for the three months ended March 31, 2010 from $4.3 million for the same period in 2009. This increase is the result of a $1.9 million decrease in interest expense offset in part by a $0.7 million decrease in interest income. Both interest income and interest expense were reduced during this period. The decrease in interest on loans was primarily the result of an increase in the non recognition of interest income on non accruing loans in addition to a reduction in our average loan balances. The balance in non accruing loans was $46.8 million at March 31, 2010, an increase of $19.1 million from the balance at March 31, 2009. Average loan balances were $644.9 million at March 31, 2010, a decreased of $24.6 million from the average loan balance at March 31, 2009. The decrease in interest expense is mostly the result of decreases in our deposit rates, primarily related to time deposits, as our time deposits maturing towards the end of 2009 and the first quarter of 2010 were generally re-priced into a much lower interest rate environment. Time deposits carry a fixed rate of interest to maturity and most of our borrowings provide for a fixed rate of interest until maturity or conversion date. We reduced our interest expense on borrowings through the early retirement of certain higher cost advances.

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

($ in thousands)

	March 31, 2010			March 31, 2009
	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS
Loans	$644,872	$8,564	5.39%	$669,488	$9,344	5.66%
Securities available for sale	97,771	959	3.98%	74,866	875	4.74%
Other interest-earning assets	26,805	60	0.91%	68,382	65	0.39%

Total Earning Assets	769,448	9,583	5.05%	812,736	10,284	5.13%

Cash & Due from Banks	8,922			8,883
Allowance For Loan Losses	(21,214)			(16,814)
Other Assets	71,293			62,562

Total Assets	$828,449			$867,367

LIABILITIES
Demand	$63,343	$163	1.04%	$49,847	$133	1.08%
Savings	11,779	19	0.65%	10,812	36	1.35%
Money Market	145,599	531	1.48%	115,926	677	2.37%
Time	349,644	2,628	3.05%	444,122	4,234	3.87%

Total Interest Bearing Deposits	570,365	3,341	2.38%	620,707	5,080	3.32%

FHLB advances	81,578	831	4.13%	91,050	949	4.23%
Other borrowings	61	—	0.00%	1,283	—	0.00%

Total Interest Bearing Liabilities	652,004	4,172	2.60%	713,040	6,029	3.43%

Noninterest bearing Deposits	58,619			46,352
Other Liabilities	4,176			12,322

Total Liabilities	714,799			771,714

Total Shareholder’s Equity	113,650			95,653

Total Liabilities & Shareholder’s Equity	$828,449			867,367

Interest Rate Spread			2.45%			1.70%

Net Interest Income		$5,411			$4,255

Net Interest Margin			2.85%			2.12%

Going forward, we expect short-term market interest rates to remain low for a period of time. We expect deposit costs to continue to decline but they may decrease more slowly or to a lesser extent than loan and investment yields. If, however, there is strong demand in the financial markets and banking system for liquidity, then this may lead to elevated pricing competition for deposits.

Provision for Loan Losses

The provision for loan losses for the quarter ended March 31, 2010 was $3.4 million compared to $1 thousand for the quarter ended March 31, 2009. The increase in the provision for loan losses reflects a continued contraction of commercial and residential real estate activity and the ripple effect on our local economies resulting in an increase in nonperforming loans, the continued erosion in the fair values of loan collateral and an increase in our loan loss factors. Our nonperforming loans were $46.8 million as of March 31, 2010 compared to $27.7 million as of March 31, 2009. Net charge-offs in the first quarter of 2010 totaled $1.3 million compared to $2.6 million in the same period in 2009. At March 31, 2010, the allowance for loan losses, at $23.5 million, was 3.68% of outstanding loans (net of overdrafts) and provided coverage of 50.2% of nonperforming loans. At March 31, 2009, the allowance for loan losses was $15.0 million, representing 2.23% of outstanding loans (net of overdrafts) and provided coverage of 54.1% of nonperforming loans.

The continued local economic contraction is evidenced by increased unemployment levels in the markets in which we operate and the impact of foreclosures and distressed sales continue to negatively impact the value of real estate. We will continuously monitor and actively manage the credit quality of the entire loan portfolio and will continue to recognize the provision required to maintain the allowance for loan losses at an appropriate level. Due to the economic slowdown discussed above, both individual and business customers have exhibited increased difficulty in timely payment of their loan obligations. We believe that this trend may be nearing a plateau but we cannot be sure. Consequently, we may experience higher levels of delinquent and non-performing loans, which may require higher provisions for loan losses, higher charge-offs and higher collection related expenses in future periods.

Noninterest Income

Noninterest income on a recurring basis is derived principally from loan and deposit fees, securities gains or losses on securities held for sale and other miscellaneous sources. Noninterest income increased by $0.1 million for the quarter ended March 31, 2010 compared to the quarter ended March 31, 2009 primarily due an increase in miscellaneous income from foreclosed property and bank-owned insurance policies.

Noninterest Expense

Noninterest expense increased $0.3 million, or 3.9%, to $6.7 million for the first quarter ended March 31, 2010 from $6.4 million for the first quarter ended March 31, 2009. The increase was mostly due to higher salary and employee benefit expense of $1.2 million and an increase in professional fees of $0.2 million, offset in part by a decrease in Federal Home Loan Bank prepayment penalties of $1.2 million.

The table below reflects the major components of noninterest expense (in thousands):

	Three Months Ended March 31,
	2010	2009
Salaries and employee benefits	$3,592	$2,417
Occupancy	1,351	1,390
Data Processing	289	372
Stationary, printing and supplies	77	56
Business development	93	56
Insurance , including deposit insurance premium	491	397
Professional fees	337	158
Marketing	13	17
FHLB advance prepayment penalties	41	1,289
Write-down of foreclosed real estate	42	—
Foreclosed real estate expense	52	24
Other	290	241

Total noninterest expenses	$6,668	$6,417

Preferred Stock Dividend Requirements

On July 24, 2009, the Company issued 20,471 shares of Series A preferred stock and warrants to purchase 1,024 shares of Series B preferred stock to the U.S. Treasury for proceeds of $20.5 million under the U.S. Treasury’s Capital Purchase Program. The warrants were immediately exercised by the U.S. Treasury on July 24, 2009 for shares of Series B preferred stock. The terms of the Series A preferred stock require quarterly dividend payments of 5% of the outstanding principal during the first five years the issue is outstanding after which the dividend rate increases to 9%. The terms of the Series B preferred stock require quarterly dividend payments of 9% of the outstanding principal. Preferred stock dividend requirements and discount accretion for the quarter ended March 31, 2010 were $330,000.

FINANCIAL CONDITION

Total assets at March 31, 2010 were $842.9 million, an increase of $12.6 million or 1.5%, from total assets of $830.3 million at December 31, 2009. Total cash and cash equivalents increased $27.8 million to $57.2 million or 94.7% during the first three months of 2010. This increase mostly resulted from increases in our money market and time deposits. Our net loans decreased $9.1 million, or 1.5%, to $615.5 million during the first three months of 2010 from $624.7 million at December 31, 2009. Also, investment securities decreased $4.6 million, or 4.6%, during the first three months of 2010, mostly due to repayments on mortgage-backed securities. Foreclosed real estate decreased $1.9 million or 22.2% during the first three months of 2010 compared to year end 2009 primarily as a result of $1.9 million of sales of certain foreclosed properties during the first quarter of 2010.

Total liabilities at March 31, 2010 increased $14.7 million to $731.7 from $717.0 million at December 31, 2009. The change reflects an increase in total deposits of $19.4 million offset in part by a $4.0 million decrease in Federal Home Loan Bank advances. The increases in deposits are attributable to increases of $18.6 in time deposits, $6.7 million in money market accounts, $3.2 million in noninterest-bearing demand deposits, offset in part by a $9.0 million decrease in interest-bearing demand and savings deposits.

Total stockholders’ equity decreased $2.2 million to $111.2 million at March 31, 2010 from $113.4 million at December 31, 2009. The decrease reflects a net loss of $2.6 million, preferred stock dividends and discount accretion of $0.3 million, offset by a change in unrealized holding gains on available-for-sale securities of $0.7 million and preferred stock discount of $0.1 million.

Loans and Non-Performing Assets

Loan Portfolio.

Our loan portfolio consists principally of loans to individuals and small and medium-sized businesses within our primary market areas of greater Tampa Bay, Jacksonville and Tallahassee, Florida. The table below shows our loan portfolio composition for the periods presented:

($ in Thousands)

	As of
	March 31, 2010	December 31, 2009
Commercial	$65,098	$63,439
Commercial Real Estate	344,491	343,028
Residential Real Estate	220,323	220,854
Consumer and Other Loans	9,518	19,027

	639,430	646,348

Less:
Net deferred fees	(411)	(355)
Allowance for loan losses	(23,491)	(21,342)

Loans, Net	$615,528	$624,651

The decrease in gross loans was mostly the result of a $9.5 million decrease in consumer and other loans, primarily due to a reclassification. Other than the decrease in consumer loans, our loan composition remains relatively consistent at March 31, 2010 compared to December 31, 2009, with commercial and commercial real estate loans showing modest increases.

Allowance for Loan Losses

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

As of March 31, 2010, we held an allowance for loan losses of $23.5 million or 3.68% of total loans compared to the allowance for loan losses of $21.3 million or 3.30% at December 31, 2009. Based on an analysis performed by management, as of March 31, 2010 management considers the allowance for loan losses to be adequate to cover probable incurred credit losses in the portfolio as of that date. However, management’s judgment is based upon a number of assumptions, which are believed to be reasonable, but which may or may not prove valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that significant additional increases in the allowance for loan losses will not be required. In addition, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses. Such agencies may require us to recognize additions to the allowance based on their judgments about information available to them at the time of their examination. As a direct result of these factors and the analyses performed in conjunction with the sustained weakness in asset values, particularly real estate, we recorded a loan loss provision of $3.4 million during the first quarter of 2010 which, when offset by charge-offs of $1.3 million in the same period, resulted in a $2.2 million increase in allowance for loan losses. We established specific reserves for impaired loans and general reserves for the remainder of the portfolio as follows (in thousands):

	March 31, 2010	December 31, 2009
Specific Reserves:
Impaired loans with no specific reserves	$23,741	$27,606
Impaired loans with specific reserves	40,662	39,583

Total impaired loans	$64,403	$67,189
Reserve	$10,408	$8,801
Reserve % of impaired loans	16.16%	13.10%

General Reserves
Loans subject to general reserve	$575,027	$579,159
Reserve	$13,083	$12,541
Reserve % of loans	2.28%	2.17%

During the first quarter ended March 31, 2010 and 2009, the activity in our loan loss allowance was as follows (in thousands):

	Three Months Ended March 31,
	2010	2009

Balance At Beginning Of Period	$21,342	$17,550
Charge-Offs	(1,319)	(2,591)
Recoveries	27	—
Provision For Loan Losses	3,441	1

Balance At End Of Period	$23,491	$14,960

	Three Months Ended March 31,
	2010	2009
Charge-Offs:
Commercial	$(17)	$(203)
Commercial Real Estate	(1,085)	(294)
Residential Mortgage	(195)	(2,033)
Consumer and Other Loans	(22)	(61)

	$(1,319)	$(2,591)

	Three Months Ended March 31,
	2010	2010
Recoveries:
Commercial	$11	$—
Commercial Real Estate	—	—
Residential Mortgage	16	—
Consumer and Other Loans	—	—

	$27	$—

The following table reflects the allowance allocation per loan category and percent of dollar value of loans in each category to total dollar value of loans for the periods indicated (in thousands):

	March 31, 2010		December 31, 2009
	Amount	%	Amount	%
Commercial	$1,956	10.18%	$2,136	9.81%
Commercial Real Estate	14,454	53.87%	13,081	53.07%
Residential Mortgage	6,635	34.46%	5,393	34.17%
Consumer and Other Loans	446	1.49%	732	2.95%

Total allowance	$23,491	100%	$21,342	100%

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

Non-Performing Assets

Non-performing assets include non-accrual loans and foreclosed real estate. Non-accrual loans represent loans on which interest accruals have been discontinued. Foreclosed real estate is comprised principally of real estate properties obtained in partial or total loan satisfactions and is included in other assets at its estimated fair value less selling costs. During the three months ended March 31, 2010, foreclosed real estate decreased $1.9 million due to sales of such properties.

We discontinue interest accruals when principal or interest is due and has remained unpaid for 90 days or sooner if current information indicates the borrower’s inability to pay, depending on the loan type, unless the loan is both well secured and in the process of collection. When a loan is placed on non-accrual status, all unpaid interest and fees are reversed. Non-accrual loans may not be restored to accrual status until all delinquent principal and interest have been paid and the borrower has demonstrated the willingness and ability to make timely payments.

Non-performing loans, or non-accrual loans, are closely monitored on an ongoing basis as part of our loan review and work-out process. In addition, these loans are evaluated by comparing the recorded loan amount to the fair value of any underlying collateral or the present value of projected future cash flows. The results of this evaluation are used as part of the determination of the appropriate allowance and provision for loan losses and charge-offs, when appropriate. The following is a summary of non-performing assets as of the periods presented (in thousands):

	Balance as of
	March 31, 2010	December 31, 2009

Non-Accrual	$46,826	$46,949

Restructured Loans	—	—

Total Non-Performing Loans	46,826	46,949

Other Real Estate Owned	6,817	8,761

Total Non-Performing Assets	$53,643	$55,710

Non-Performing Loans as a Percentage of Total Loans, net of Deferred Fees	7.33%	7.27%

Non-Performing Assets as a Percentage of Total Assets	6.36%	6.61%

Past Due 90 or more days and still accruing	$10	$10

As March 31, 2010, we had $23.7 million in restructured loans that are in compliance with their modified terms. The criteria for a restructured loan to be considered performing is as follows: (1) none of its principal and interest is due and unpaid, and we expect repayment of the remaining contractual principal and interest, or (2) when the loan otherwise becomes well secured and in the process of collection. Since these loans have met the criteria, management does not consider these loans to be non-performing and have not included them in the table above.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

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

The Bank has established contingency plans in the event of extraordinary fluctuations in cash resources as described below.

Major sources of increases and decreases in cash and cash equivalents were as follows for the three months ending March 31, 2010 and 2009:

(Dollars in thousands)	March 31, 2010	March 31, 2009
Used in operating activities	$(680)	$(2,946)
Provided by (used in) investing activities	13,324	(24,461)
Provided by financing activities	15,152	12,877

Net increase (decrease) in cash and cash equivalents	$27,796	$(14,530)

As March 31, 2010 we had unfunded loan commitments of $0.1 million and unused lines and letters of credit totaling approximately $80.5 million. We believe the likelihood of these commitments either needing to be totally funded or funded at the same time is low. However, should significant funding requirements occur, the Bank has available borrowing capacity from various sources as discussed below.

The Bank has unsecured overnight federal funds purchased accommodation up to a maximum of $17.8 million from our principal correspondent bank. Further, the Bank has invested in FHLB stock for the purpose of establishing credit lines with the FHLB. The credit availability to the Bank is based on the amount of collateral pledged and limited by a percentage of the Bank’s total assets as reported on the most recent quarterly financial information submitted to the regulators. As of March 31, 2010 we had $77.7 million of FHLB advances outstanding and $28.8 million of letters of credit used in lieu of pledging securities to the State of Florida. Our unused borrowing capacity as of March 31, 2010 was approximately $39.4 million.

As of March 31, 2010 our gross loan to deposit ratio was 98.3% compared to 102.4% at December 31, 2009. Management monitors and assesses the adequacy of our liquidity position on a daily and monthly basis to ensure that sufficient sources of liquidity are maintained and available.

Investment Securities

Investment activities serve to enhance our liquidity position and interest rate sensitivity, while also providing a yield on interest earning assets. Securities purchased with the intent and ability to hold until maturity are categorized as securities held to maturity and carried at amortized cost. All other securities are categorized as securities available for sale and are recorded at fair value. Securities, like loans, are subject to similar interest rate and credit risk. In addition, by their nature, securities classified as available for sale are also subject to market value risks that could negatively affect the level of liquidity available to us, as well as stockholders’ equity. A change in the value of securities held to maturity could also negatively affect the level of stockholders’ equity if there was a decline in the underlying creditworthiness of the issuers, other-than-temporary impairment is deemed or there is a change in our intent and ability to hold the securities to maturity.

As of March 31, 2010, our securities portfolio totaled $95.1 million compared to $99.8 million as of December 31, 2009, a decrease of $4.7 million. For both periods, all of our securities were classified as available for sale. The decrease in the investment portfolio during the first quarter of 2010 is primarily due to repayments on government sponsored mortgaged-backed securities. We do not actively trade securities and do not expect to do so in the future.

The following table sets forth the carrying amount of our investment portfolio, as of the periods indicated:

($ in Thousands)

	Balance as of
	March 31, 2010	December 31, 2009
Fair value of investment in:
Mortgage backed securities	$90,589	$95,278
Corporate bonds	4,249	4,196
Asset backed securities	305	302

Total	$95,143	$99,776

Federal Reserve Bank stock	$2,641	$3,000

Federal Home Loan Bank stock	$5,417	$5,417

Please see Note 7 to our March 31, 2010 Condensed Consolidated Financial Statements for a discussion on Other Comprehensive Loss related to our securities classified as available-for-sale.

Deposits

The Bank’s primary source of funds is deposits. Those deposits are provided by businesses, municipalities, and individuals located within the markets served by our Bank.

For the three months ended March 31, 2010, total deposits increased $19.4 million to $649.8 million compared to $630.4 million as of December 31, 2009.

As of March 31, 2010 and December 31, 2009 the distribution by type of our deposit accounts was as follows (in thousands):

	As of March 31, 2010		As of March 31, 2009
	Average Balance	Average Rate	Average Balance	Average Rate

Noninterest bearing accounts	$58,619	0.00%	$46,352	0.00%

Interest bearing accounts:
Savings, Now and MMKT	220,721	1.31%	176,585	1.94%
CDs	349,644	3.05%	444,122	3.87%

Total Interest Bearing Deposits	570,365	2.38%	620,707	3.32%

Average Total Deposits	$628,984	2.15%	$667,059	3.09%

Brokered deposits included in total deposits	$71,773		$104,297

Brokered deposits as a percentage of total deposits	11.41%		15.64%

Capital Resources

The assessment of capital adequacy depends on a number of factors such as asset quality, liquidity, earnings performance, changing competitive conditions and economic forces. We seek to maintain a strong capital base to support our growth and expansion activities, to provide stability to current operations and to promote public confidence.

As of March 31, 2010 and December 31, 2009, we exceeded the levels of capital required in order to be considered “well capitalized” by the regulatory authorities. The basic measures of capitalization applied by the regulatory authorities are provided below as of March 31, 2010 and December 31, 2009 for the Company and the Bank:

	As of March 31, 2010	As of December 31, 2009	Minimum to be Well Capitalized
Total Risk Based Capital Ratio - Consolidated	14.51%	15.01%	N/A
Total Risk Based Capital Ratio - Bank	12.17%	12.34%	10.00%
Tier One Risk Based Capital Ratio - Consolidated	13.23%	13.74%	N/A
Tier One Risk Based Capital Ratio - Bank	10.89%	11.07%	6.00%
Tier One Leverage Ratio - Consolidated	10.66%	10.64%	N/A
Tier One Leverage Ratio - Bank	8.71%	8.57%	5.00%

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

Critical Accounting Policies.

Allowance for Loan Losses.

The allowance for loan losses is established to absorb probable incurred credit losses primarily resulting from loans outstanding as of the balance sheet date. Accordingly, all loan losses are charged to the allowance and all recoveries are credited to it. The provision for loan losses charged to operating expense is based on past credit loss experience and other factors which in management’s judgment deserve current recognition in estimating probable credit losses. Such other factors include growth and composition of the loan portfolio, credit concentrations, trends in portfolio volume, maturities, delinquencies and non-accruals, information about specific borrower situations and estimated collateral values, historical loss trends and general economic conditions.

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

Recent Accounting Pronouncements.

The Financial Accounting Standards Board, the SEC, and other regulatory bodies have enacted new accounting pronouncements and standards that either has impacted our results in prior years presented, or may likely impact our results in 2010. Please refer to the footnote No. 10 in the Notes to our Condensed Consolidated Financial Statements for the period ended March 31, 2010.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not presented as the Company qualifies as a smaller reporting company as defined by Regulation S-K, Item 10 (f) of the Securities Act.

Item 4.	Controls and Procedures.

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

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings.

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

Item 1a.	Risk Factors

There has not been any material change in the risk factor disclosure from that contained in the Company’s 2009 Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	(Removed and Reserved)

Item 5.	Other Information.

None

Item 6.	Exhibits

Exhibit No.	Description

10.1	Florida Bank Group, Inc. 2010 Restricted Stock Plan.

10.2	Florida Bank Group, Inc. Form of 2010 Restricted Stock Agreement.

31.1	Certification of Chief Executive Officer pursuant to Securities and Exchange Act Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities and Exchange Act Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 10th day of May, 2010.

FLORIDA BANK GROUP, INC.

Date: May 10, 2010	By:	/S/ ROBERT ROTHMAN
Robert Rothman Chairman and Chief Executive Officer

	By:	/S/ JOHN R. GARTHWAITE
John R. Garthwaite, Chief Financial Officer, Executive Vice President