Form 10-Q
period 2010-06-30
Florida Bank Group, Inc.
filed 2010-08-13
CIK 1370914

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Number of shares of Common Stock, $0.01 Par Value as of July 31, 2010:14,329,315.

FLORIDA BANK GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2010

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

FLORIDA BANK GROUP, INC.

Condensed Consolidated Balance Sheets

($ in thousands, except share amounts)

	June 30, 2010	December 31, 2009
	(unaudited)
Assets
Cash and due from banks	$6,342	$2,579
Interest-bearing Deposits and Federal Funds Sold	28,511	26,782

Cash and cash equivalents	34,853	29,361

Securities available-for-sale	146,584	99,776
Loans, net of allowance for loan losses of $19,574 in 2010 and 21,342 in 2009	613,648	624,651
Federal Reserve Bank stock, at cost	2,579	3,000
Federal Home Loan Bank stock, at cost	5,417	5,417
Accrued interest receivable	2,555	2,429
Premises and equipment, net	26,222	26,307
Deferred tax assets	25,518	23,431
Foreclosed real estate	3,497	8,761
Prepaid expenses and other assets	6,671	7,211

Total assets	$867,544	$830,344

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing demand	$78,940	$55,279
Interest-bearing demand	68,005	70,581
Savings	12,483	11,879
Money market	168,755	148,905
Time	341,966	343,759

Total deposits	670,149	630,403

Accrued expenses and other liabilities	10,417	4,882
Federal Home Loan Bank advances	77,700	81,700

Total liabilities	758,266	716,985

Stockholders’ equity:
Preferred Stock Series A, $.01 par value; $1,000 liquidation value; 20,471 shares outstanding	20,471	20,471
Preferred Stock Series B, $.01 par value; $1,000 liquidation value; 1,024 shares outstanding	1,024	1,024
Preferred Stock - Discount	(832)	(935)
Common stock, $.01 par value, 50,000,000 shares authorized, 14,341,898 shares issued	143	143
Additional paid-in capital	150,817	150,817
Treasury stock (12,583 shares in 2010 and 2009), at cost	(164)	(164)
Accumulated deficit	(64,698)	(58,415)
Accumulated other comprehensive income	2,517	418

Total stockholders’ equity	109,278	113,359

	$867,544	$830,344

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLORIDA BANK GROUP, INC.

Condensed Consolidated Statements of Operations and Other Comprehensive Loss (Unaudited)

($ in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Interest income:
Loans	$8,664	$9,332	$17,228	$18,675
Securities available for sale	1,114	926	2,073	1,801
Other interest-earning assets	65	96	126	162

Total interest income	9,843	10,354	19,427	20,638

Interest expense:
Deposits:
Demand	157	87	322	220
Savings	21	40	41	77
Money market	559	759	1,090	1,436
Time	2,547	3,841	5,174	8,075
Federal Home Loan Bank advances	793	866	1,623	1,815

Total interest expense	4,077	5,593	8,250	11,623

Net interest income before provision for loan losses	5,766	4,761	11,177	9,015
Provision for loan losses	2,529	1,331	5,970	1,331

Net interest income after provision for loan losses	3,237	3,430	5,207	7,684

Noninterest (expense) income:
Service charges on deposit accounts	245	231	465	476
Other service charges and fees	121	117	243	195
(Loss) gain on sale of securities available for sale	(38)	86	(38)	169
Other-than-temporary impairment of securities available for sale	(549)	—	(549)	—
Other	185	135	427	195

Total noninterest (expense) income	(36)	569	548	1,035

Noninterest expenses:
Salaries and employee benefits	3,904	2,120	7,495	4,537
Occupancy	1,385	1,410	2,736	2,799
Data processing	309	450	599	822
Stationary, printing and supplies	82	84	159	140
Business development	109	97	202	152
Insurance, including deposit insurance premium	513	463	1,004	860
Professional fees	576	135	913	292
Marketing	23	37	37	55
Federal Home Loan Bank advance prepayment penalties	—	6	41	1,296
Loss on sale of foreclosed real estate	135	—	135	44
Write-down of foreclosed real estate	600	—	642	—
Foreclosed real estate expense	134	184	186	208
Other	294	308	584	498

Total noninterest expense	8,064	5,294	14,733	11,703

Loss before income tax benefit	(4,863)	(1,295)	(8,978)	(2,984)
Income tax benefit	(1,805)	(500)	(3,354)	(1,123)

Net loss	(3,058)	(795)	(5,624)	(1,861)
Preferred stock dividend requirements and discount accretion	(330)	—	(659)	—

Net loss available to common stockholders	(3,388)	(795)	(6,283)	(1,861)
Other comprehensive income (loss):
Change in unrealized holding gains (losses) on securities available for sale	1,396	(592)	2,099	(770)

Comprehensive loss	$(1,992)	$(1,387)	$(4,184)	$(2,631)

Loss per common share:
Basic and Diluted	$(0.24)	$(0.07)	$(0.44)	$(0.18)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLORIDA BANK GROUP, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

For the Six Months Ended June 30, 2010 and 2009

($ in thousands, except share amounts)

	Preferred Stock					Common Stock			Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
						Shares	Amount	Additional Paid-in Capital
	Series A		Series B
	Shares	Amount	Shares	Amount	Discount
Balance, December 31, 2009	20,471	$20,471	1,024	$1,024	$(935)	14,341,898	$143	$150,817	$(164)	$(58,415)	$418	$113,359
Net loss	—	—	—	—	—	—	—	—	—	(5,624)	—	(5,624)
Net Change in Unrealized Gain On Available-for-Sale Securities, net of income taxes	—	—	—	—	—	—	—	—	—	—	2,099	2,099
Preferred stock dividend requirements and discount accretion	—	—	—	—	103	—	—	—	—	(659)	—	(556)

Balance, June 30, 2010	20,471	$20,471	1,024	$1,024	$(832)	14,341,898	$143	$150,817	$(164)	$(64,698)	$2,517	$109,278

Balance, December 31, 2008	—	$—	—	$—	$—	9,757,142	$98	$132,658	$(164)	$(35,739)	$(163)	$96,690
Net loss	—	—	—	—	—	—	—	—	—	(1,861)	—	(1,861)
Net Change in Unrealized Loss On Available-for-Sale Securities, net of income taxes	—	—	—	—	—	—	—	—	—	—	(770)	(770)
Proceeds from sale of common stock, net of stock issuance costs of $(83)	—	—	—	—	—	4,584,756	45	18,220	—	—	—	18,265

Balance, June 30, 2009	—	$—	—	$—	$—	14,341,898	$143	$150,878	$(164)	$(37,600)	$(933)	$112,324

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLORIDA BANK GROUP, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six months ended
	2010	2009
Cash flows from operating activities:
Net loss	$(5,624)	$(1,861)
Adjustments to reconcile net loss to net cash (provided by) used in operating activities:
Depreciation and amortization	752	837
Amortization of intangible asset	—	80
Amortization of deferred loan fees, net	(71)	(77)
Amortization of premium and discounts on securities, net	303	40
Provision for loan losses	5,970	1,331
Deferred income taxes	(3,354)	(1,334)
Loss/(Gain) on sale of securities available for sale	38	(169)
Loss on sale of foreclosed real estate	135	44
Write-down of foreclosed real estate	642	—
Other-than-temporary impairment of securities available for sale	549	—
(Increase) decrease in accrued interest receivable	(126)	189
Decrease in prepaid expenses and other assets	540	290
Increase (decrease) in accrued expenses and other liabilities	5,553	(2,273)
Decrease in official checks	(18)	(717)

Net cash provided by (used in) operating activities	5,289	(3,620)

Cash flows from investing activities:
Net decrease in loans	2,409	9,618
Proceeds from maturities, calls, repayments and sale of securities available for sale	13,918	21,168
Purchase of securities available for sale	(58,250)	(37,329)
Proceeds from sale of foreclosed real estate	7,182	1,336
Sale (purchase) of Federal Reserve Bank stock	421	(717)
Sale of Federal Home Loan Bank stock	—	812
Net acquisition of premises and equipment	(667)	(131)

Net cash used in investing activities	(34,987)	(5,243)

Cash flows from financing activities:
Net increase in deposits	39,746	8,242
Net decrease in Federal Home Loan Bank advances	(4,000)	(23,000)
Net decrease in other borrowings	—	(1,858)
Net proceeds from sale of common stock	—	18,265
Preferred stock dividend requirements	(556)	—

Net cash provided by financing activities	35,190	1,649

Net increase (decrease) in cash and cash equivalents	5,492	(7,214)
Cash and cash equivalents at beginning of period	29,361	81,796

Cash and cash equivalents at end of period	$34,853	$74,582

(Continued)

FLORIDA BANK GROUP, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited), Continued

(In thousands)

	Six months ended
	2010	2009
Supplemental cash flow information:
Cash paid during the year for:
Interest	$8,409	$11,824

Noncash transactions:
Accumulated other comprehensive income (loss), change in unrealized gains (losses) on securities available for sale, net of income taxes	$2,099	$(770)

Transfer of loans to foreclosed real estate	$5,575	$6,807

Transfer of foreclosed real estate to loans	$2,880	$500

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLORIDA BANK GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

The Bank offers a wide range of commercial and retail banking services to businesses and individuals. In addition to traditional products and services, the Bank offers other products and services, such as debit cards, internet banking, and electronic bill payment services. Consumer loan products offered by the Bank include home equity lines of credit, second mortgages, new and used auto loans, new and used boat loans, overdraft protection, and personal credit lines. Commercial loan products include: commercial real estate construction and term loans, working capital loans and lines of credit, demand, term and time loans, and equipment, inventory and accounts receivable financing.

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

In the opinion of management, the condensed consolidated financial statements contain all adjustments, which are those of a recurring nature, and disclosures necessary to present fairly the financial position of the Company as of June 30, 2010 and the results of operations and cash flows for the interim periods presented . The results of operations for the interim periods presented are not necessarily indicative of results that may be expected for the entire year or any other interim period.

Note 2 – Securities Available for Sale.

The amortized cost and related market value of investment securities available-for-sale were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At June 30, 2010
Mortgage-backed securities	$138,424	$4,060	$(234)	$142,250
Corporate bonds	4,069	210	—	4,279
Asset-backed securities (1)	55	—	—	55

Total	$142,548	$4,270	$(234)	$146,584

At December 31, 2009
Mortgage-backed securities	$94,388	$1,680	$(790)	$95,278
Corporate bonds	4,077	121	(2)	4,196
Asset-backed securities (1)	641	67	(406)	302

Total	$99,106	$1,868	$(1,198)	$99,776

(1)	These securities are backed by subprime residential and home equity loans. Gross proceeds from the sale of securities classified as available for sale was $2.2 million for the quarter and six months ended June 30, 2010, and resulted in gross gains of $85 and gross losses of $123. The scheduled maturities of securities available for sale at June 30, 2010 are summarized below. Expected maturities will differ from scheduled maturities because the issuers of the securities may have the right to call or prepay obligations with or without cost or prepayment penalties:

	Amortized Cost	Fair Value
Due from one to five years	$4,069	$4,279
Mortgage-backed securities	138,424	142,250
Asset-backed securities	55	55

Total	$142,548	$146,584

The following tables classify those securities in an unrealized loss position at June 30, 2010 and December 31, 2009, based upon length of time in a continuous loss position. The tables show the current fair value of the securities and the amount of unrealized loss for each category of investment:

	As of June 30, 2010
	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Mortgage-backed securities	$66	$11,012	$168	$428

	As of December 31, 2009
	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Mortgage-backed securities	$629	$46,316	$161	$589
Corporate bonds	2	1,009	—	—
Asset-backed securities	—	—	406	135

	$631	$47,325	$567	$724

The unrealized losses on investment securities available for sale were caused by market conditions. It is expected that the securities will not be settled at a price less than the par value of the investments. The Company plans to hold the securities for a period of time sufficient for the fair value of the securities to recover and it is not more likely than not that it will be required to sell the securities before recovery of their amortized cost basis. The losses are therefore not considered other-than-temporary at June 30, 2010.

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

In evaluating mortgage backed and asset backed securities with significant unrealized losses greater than 12 months, management utilizes various resources, including input from independent third party firms to perform an analysis of expected future cash flows. The process begins with an assessment of the underlying collateral backing the mortgage pools. Management develops specific assumptions using as much market data as possible and includes internal estimates as well as estimates published by rating agencies and other third-party sources. The data for the individual borrowers in the underlying mortgage pools are generally segregated by state, Fair Isaac Corporation (“FICO”) score at issue, loan to value at issue and income documentation criteria. Mortgage pools are evaluated for current and expected levels of delinquencies and foreclosures, based on where they fall in the proscribed data set of FICO score, geographics, LTV and documentation type and a level of loss severity is assigned to each security based on its experience. The above-described historical data is used to develop current and expected measures of cumulative default rates as well as ultimate loss frequency and severity within the underlying mortgages. This reveals the expected future cash flows within the mortgage pool. The data described above is then inputted to an industry recognized model to assess the behavior of the particular security tranche owned by the Company. Significant inputs in this process include the structure of any subordination structures, if applicable, and are dictated by the structure of each particular security as laid out in the offering documents. The forecasted cash flows from the mortgage pools are input through the security structuring model to derive expected cash flows for the specific security owned by the Company to determine if the future cash flows are expected to exceed the book value of the security. The values for the significant inputs are updated on a regular basis.

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

During the six months ended June 30, 2010, the Company recorded OTTI charges of $0.5 million to write down two asset-backed securities to their fair values. The Company intends to sell the related securities; as such, the entire OTTI loss was recorded in the condensed consolidated statement of operations.

The table below provides a cumulative roll forward of credit losses recognized in operations for the six months ended June 30, 2010 relating to the Company’s available for sale debt securities:

Balance at, January 1, 2010	$1,184
Additions for credit losses on securities not previously impaired	549
Reduction for securities sold during the year	(1,032)

Balance, at June 30, 2010	$701

Note 3 – Loans

The components of loans were as follows:

	As of
	June 30, 2010	December 31, 2009
Commercial	$59,995	$63,439
Commercial Real Estate	340,212	343,028
Residential Real Estate	216,442	220,854
Consumer and Other Loans	16,981	19,027

	633,630	646,348
Less:
Net deferred fees	(408)	(355)
Allowance for loan losses	(19,574)	(21,342)

Loans, Net	$613,648	$624,651

An analysis of the changes in the allowance for loan losses for the three and six month periods ended June 30, 2010 and 2009 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Balance At Beginning Of Period	$23,491	$14,960	$21,342	$17,550
Charge-Offs	(6,871)	(2,977)	(8,190)	(5,567)
Recoveries	425	9	452	9
Provision For Loan Losses	2,529	1,331	5,970	1,331

Balance At End Of Period	$19,574	$13,323	$19,574	$13,323

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

	At June 30, 2010	At December 31, 2009
Collateral dependent loans identified as impaired:
Gross loans with no related allowance for losses (1)	$23,120	$22,386

Gross loans with related allowance for losses recorded	20,931	21,480
Less allowance on these loans	(5,904)	(5,401)

Net loans with related allowances	15,027	16,079

Net investment in collateral dependent impaired loans	38,147	38,465

Noncollateral dependent loans identified as impaired:
Gross loans with no related allowance for losses	555	5,220

Gross loans with related allowance for losses recorded	14,407	18,103
Less allowance on these loans	(2,642)	(3,400)

Net loans with related allowances	11,765	14,703

Net investment in noncollateral dependent impaired loans	12,320	19,923

Net investment in impaired loans	$50,467	$58,388

(1)	Includes loans with partial charge-offs of $6,091 with net carrying values of $17,679 at June 30, 2010.

Nonaccrual Loans

At June 30, 2010 and December 31, 2009, nonaccrual loans were as follows:

	At June 30, 2010	At December 31, 2009
Nonaccrual loans	$44,051	$46,949
Past due ninety days or more, but still accruing	111	10

	$44,162	$46,959

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

Standby letters-of-credit are conditional lending commitments issued by the Company to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements.

Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters-of-credit is essentially the same as that involved in extending loan facilities to customers. The Company generally holds collateral supporting these commitments.

A summary of the notional amounts of the Company’s financial instruments at June 30, 2010, with off-balance-sheet risk was as follows:

Contract Amount
Unfunded loan commitments	$3,952

Unused lines of credit	$77,838

Standby letters of credit	$1,215

Note 5 – Stock-Based Compensation Plan

Certain key employees and directors of the Company have options to purchase shares of the Company’s common stock under its 2005 Stock Option Plan (the “Plan”) as amended. Under the plan, the total number of shares which may be issued shall not exceed 1,700,000. Stock options are issued at the fair value of the common stock on the date of grant and expire ten years from grant date. Stock options vest over a three year period. In 2008, the Company accelerated the vesting of all stock options and at December 31, 2008 all stock options became fully vested. At June 30, 2010, 796,803 shares remain available for grant under the plan. A summary of stock option transactions follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2009	925,250	$15.12
Options forfeited	(196,000)	14.87

Outstanding and exercisable at June 30, 2010	729,250	$15.19	6.4 years

There was no intrinsic value of options exercised during the six months ended June 30, 2010 as there were no options granted or exercised during this period.

Note 6 – Fair Values of Financial Instruments

The estimated fair values of the Company’s financial instruments were as follows:

	At June 30, 2010		At December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$34,853	$34,853	$29,361	$29,361
Available-for-sale securities	146,584	146,584	99,776	99,776
Loans, net	613,648	623,905	624,651	620,524
Federal Home Loan Bank Stock	5,417	5,417	5,417	5,417
Federal Reserve Bank Stock	2,579	2,579	3,000	3,000
Accrued interest receivable	2,555	2,555	2,429	2,429

Financial liabilities:
Deposits	$670,149	$667,624	$630,403	$639,177
Federal Home Loan Bank Advances	77,700	86,105	81,700	86,919
Accrued interest payable	1,085	1,085	1,244	1,244

Financial assets subject to fair value measurements on a recurring basis are as follows:

	Fair Value Measurements at June 30, 2010 Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of June 30, 2010:

Available for sale securities	$146,584	$—	$146,584	$—

	Fair Value Measurements at December 31, 2009 Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2009:

Available for sale securities	$99,776	$—	$99,776	$—

Impaired collateral-dependent loans are carried at fair value when the current collateral value is lower than the carrying value of the loan. Foreclosed real estate is carried at the lower of cost or fair value less estimated selling costs. Those impaired collateral-dependent loans and foreclosed real estate which are measured at fair value on a nonrecurring basis are as follows:

	Fair Value	Level 1	Level 2	Level 3	Total Losses	Losses Recorded in Operations For the Six Months Ended June 30, 2010
As of June 30, 2010:
Impaired loans (1)	$32,706	—	—	$32,706	$13,836	$3,617

Foreclosed real estate	$3,497	—	—	$3,497	$703	$642

(1)	Loans with a carrying value of $5.4 million were measured for impairment using Level 3 inputs and had fair value in excess of carrying value.

Note 7 – Comprehensive Loss

FASB Topic ASC 220, “Comprehensive Income” (Formerly SFAS No. 130), requires that certain transactions and other economic events that bypass the income statement be displayed as other comprehensive income. Comprehensive loss totaled $2.0 million for the three months ended June 30, 2010, and $1.4 million for the comparable period in 2009. Comprehensive loss totaled $4.2 million for the six months ended June 30, 2010 and $2.6 million for the comparable period in 2009. The Company’s comprehensive income consists of net loss and changes in unrealized gains and losses on securities available-for-sale (net of income taxes).

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and percentages (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of June 30, 2010, that the Company and the Bank met all capital adequacy requirements to which they were subject.

As of June 30, 2010, the most recent notification from the regulatory authorities categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized an institution must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage percentages as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category. The Company’s and the Bank’s actual capital amounts and percentages are also presented in the following table:

	Actual		For Capital Adequacy Purposes		For Well Capitalized Purposes
As of June 30, 2010:	Amount	%	Amount	%	Amount	%

Total Capital to Risk-Weighted Assets:
Consolidated	$89,385	13.97%	$51,203	8.00%	N/A	N/A
Bank	76,237	12.12%	50,339	8.00%	$62,924	10.00%

Tier One Capital to Risk-Weighted Assets
Consolidated	$81,242	12.69%	$25,601	4.00%	N/A	N/A
Bank	68,230	10.84%	25,170	4.00%	$37,754	6.00%

Tier One Capital to Average Assets
Consolidated	$81,242	9.78%	$33,235	4.00%	N/A	N/A
Bank	68,230	8.33%	32,769	4.00%	$40,961	5.00%

	Actual		For Capital Adequacy Purposes		For Well Capitalized Purposes
As of December 31, 2009:	Amount	%	Amount	%	Amount	%

Total Capital to Risk-Weighted Assets:
Consolidated	$97,819	15.01%	$52,120	8.00%	N/A	N/A
Bank	79,274	12.34%	51,394	8.00%	$64,243	10.00%

Tier One Capital to Risk-Weighted Assets
Consolidated	$89,510	13.74%	$26,050	4.00%	N/A	N/A
Bank	71,087	11.07%	25,697	4.00%	$38,546	6.00%

Tier One Capital to Average Assets
Consolidated	$89,510	10.64%	$33,647	4.00%	N/A	N/A
Bank	71,087	8.57%	33,178	4.00%	$41,473	5.00%

Note 9 – Loss Per Common Share

Basic and diluted loss per share of common stock has been computed based on the weighted-average number of shares of common stock outstanding of 14,329 during the three and six months ended June 30, 2010 and 11,086 and 10,419 for the three and six month ended June 30, 2009, respectively. Basic and diluted loss per share is the same for these interim periods because of the Company’s net loss position.

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

In January 2010, the FASB issued ASU No. 2010-06 “Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements.” which amends the fair value disclosure guidance. The amendments include new disclosures and changes to clarify existing disclosure requirements. The new guidance was effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements of Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this guidance is not expected to have a material effect on the Company’s financial statements.

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

In March 2010, the FASB issued ASU No. 2010-11 “Derivatives and Hedging (Topic 815) - Amendments to Subtopic 815-15, Derivatives and Hedging-Embedded Derivatives.” Subtopic 815-15 is amended to clarify that the only type of embedded credit derivative features related to the transfer of credit risk that is exempt from derivative bifurcation requirement is one that is in the form of subordination of one financial instrument to another. As such, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination will need to assess those embedded derivatives to determine if bifurcation and separate accounting as a derivative is required. The amendments in this Update are effective as of the beginning of a reporting entity’s first interim reporting period beginning after June 15, 2010. The adoption of this guidance is not expected to have a material effect on the Company’s financial statements.

In April 2010, the FASB issued ASU No 2010-13, “Compensation – Stock Compensation (Topic 718) – Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades.” This update provides clarification that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trade should not be considered to contain a condition that is not a market, performance or service condition. Therefore, the award would be classified as an equity award if it otherwise qualifies as equity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The amendments in this Update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings. The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award. The cumulative-effect adjustment should be presented separately. Earlier application is permitted. The Company does not expect this guidance to have any impact on its financial statements.

In April 2010, the FASB issued ASU No. 2010-18, “Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset.” This update provides clarification that modifications of loans that are accounted for within a pool under Subtopic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. This guidance becomes effective prospectively for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period on or after July 15, 2010 with early application permitted. The adoption of this new authoritative guidance under ASC Topic 310 is not expected to have a material impact on the Company’s consolidated financial statements, results of operations or liquidity.

Additional new authoritative accounting guidance, ASU No. 2010-20, under ASC Topic 310, “Receivables,” requires significant new disclosures about the allowance for credit losses and the credit quality of financing receivables. The requirements are intended to enhance transparency regarding credit losses and the credit quality of loan and lease receivables. Under this statement, allowance for credit losses and fair value are to be disclosed by portfolio segment, while credit quality information, impaired financing receivables and non-accrual status are to be presented by class of financing receivable. Disclosure of the nature and extent, the financial impact and segment information of troubled debt restructurings will also be required. The disclosures are to be presented at the level of disaggregation that management uses when assessing and monitoring the portfolio’s risk and performance. This ASU is effective for interim and annual reporting periods after December 15, 2010.

Note 11 – Subsequent Event

On July 14, 2010, the Company and Anderen Financial, Inc. (“AFI”), entered into a definitive merger agreement pursuant to which the Company will acquire AFI in an all-stock transaction, and AFI’s wholly owned subsidiary, Anderen Bank, will be merged into the Company’s wholly owned subsidiary, Florida Bank. Each AFI shareholder will receive 1.32 shares of the Company’s common stock for each AFI share of common stock owned. The transaction, approved by the boards of directors of both companies, is subject to regulatory and AFI shareholder approval and certain other closing conditions. The transaction is expected to close in the fourth quarter of this year.

Florida Bank Group, Inc.

Review by Independent Registered Public Accounting Firm

Hacker, Johnson & Smith, PA., the Company’s independent registered public accounting firm, has made a limited review of the financial data as of June 30, 2010, and for the three and six month periods ended June 30, 2010 and 2009 presented in this document, in accordance with standards established by the Public Company Accounting Oversight Board.

The report of Hacker, Johnson & Smith, PA., furnished pursuant to Article 10 of Regulation S-X, is included on the following page herein.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Florida Bank Group, Inc.

Tampa, Florida:

We have reviewed the accompanying condensed consolidated balance sheet of Florida Bank Group, Inc. (the “Company”) as of June 30, 2010, the related condensed consolidated statements of operations and other comprehensive loss for the three and six month periods ended June 30, 2010 and 2009, and the related statements of changes in stockholders’ equity and cash flows for the six month periods ended June 30, 2010 and 2009. These interim condensed consolidated financial statements are the responsibility of the Company’s management.

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
August 13, 2010

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

These forward-looking statements are made based on expectations and beliefs concerning future events affecting us, including future financial and operating results, cost savings, enhanced revenues and the accretion/dilution to reported earnings that may be realized from our proposed acquisition of Anderen Financial, Inc. by merger of its wholly owned subsidiary, Anderen Bank, into our wholly owned subsidiary, Florida Bank, as well as other statements of expectation regarding the proposed merger and are subject to various risks, uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. We caution you that results and events subject to forward-looking statements could differ materially due to the following risk factors, among others: the risk that our business and that of Anderen Financial, Inc. in connection with the proposed merger will not be integrated successfully or such integration may be more difficult, time-consuming or costly than expected; expected revenue synergies and cost savings from the proposed merger may not be fully realized or realized within the expected time frame; revenues following the proposed merger may be lower than expected; customer and employee relationships and business operations may be disrupted by the proposed merger; the ability to obtain required governmental and shareholder approvals, and the ability to complete the proposed merger on the expected timeframe; possible changes in economic and business conditions; the existence or exacerbation of general geopolitical and economic instability and uncertainty; possible changes in monetary and fiscal policies, and laws and regulations; the effects of recently proposed legislation in the U.S. Congress on financial services reform; the cost and other effects of legal and administrative cases; possible changes in the credit worthiness of customers and the possible impairment of collectability of loans; the effects of changes in interest rates and other risk and factors identified in this Quarterly Report on Form 10-Q and our other filings with the SEC.

All forward-looking statements, by their nature, are subject to risks and uncertainties. Our actual future results may differ materially from those set forth in our forward-looking statements. Please see Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2009 and in this Quarterly Report on Form 10-Q.

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

In this Quarterly Report on Form 10-Q, we may refer to Florida Bank Group, Inc. as the “Holding Company,” and to Florida Bank as the “Bank”. Collectively, we may refer to the Holding Company, the Bank and ACIC Properties, Inc. as “we,” “us,” or “our”.

Business Overview

We are a bank holding company under the Bank Holding Company Act of 1956, as amended, headquartered in Tampa, Florida. We were incorporated on January 12, 2007, under the laws of the State of Florida. We are the sole shareholder of Florida Bank, a Florida chartered commercial bank that provides a wide range of business and consumer financial services in its target marketplace. The Bank currently operates 16 banking offices located in Hillsborough, Pinellas, Duval, St. Johns, Sarasota, Manatee and Leon counties, Florida. We also own all of the outstanding shares of ACIC Properties, Inc., which from time to time purchases assets, in the form of substandard loans and foreclosed real estate properties, from the Bank and holds or markets these assets for resale. As of June 30, 2010, we had $867.5 million in total assets, including $613.6 million in net loans, and $670.1 million in deposits.

Business Strategy

Our business strategy is to operate as a profitable banking organization, with an emphasis on relationship banking. Our lending strategy includes commercial business loans to small and medium-sized businesses, consumer lending, and select real estate loans. We emphasize comprehensive business products and responsiveness that reflects our knowledge of our local markets and customers. We offer a wide range of commercial and retail banking and financial services to businesses and individuals.

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

Growth Strategy

Our growth strategy is geared toward building a preeminent community bank in the state of Florida. Our goal is to have a significant market share (as defined by deposits) among community banks, in each of the markets in which we currently operate, and markets into which we may expand. We may expand into contiguous markets and new markets by de novo branching and/or acquisitions. As part of our growth strategy, we may evaluate the purchase of certain branches from other institutions or whole bank acquisitions. In keeping with this particular strategy, on July 14, 2010, we entered into a definitive merger agreement with Anderen Financial, Inc. (“AFI”), pursuant to which we agreed to acquire AFI in an all-stock transaction, pursuant to which AFI’s wholly owned subsidiary, Anderen Bank, will be merged into our wholly owned subsidiary, Florida Bank. Each AFI shareholder will receive 1.32 shares of the Company’s common stock for each AFI share of common stock owned. The transaction, approved by the boards of directors of both companies, is subject to regulatory and AFI shareholder approval and certain other closing conditions. On a pro forma basis, the combined entities will have total assets of over $1 billion. The proposed merger will offer our clients additional convenience and a broader array of products and services in addition to providing us with access to a broader customer base. We believe that the combined company will benefit from greater efficiencies and economies of scale, which will result in an improved earnings outlook. Please see Note 11 to our June 30, 2010 Condensed Consolidated Financial Statements for further discussion.

We will focus on increasing the number of customer relationships and, ultimately, deposits, loans and profitability. Organic strategies include taking advantage of customer dislocation in the market place created by other banks’ operating limitations and customer dissatisfaction. For example, we believe that we can provide a higher level of personalized service than the large regional and national banks and more service capabilities than most of the smaller community banks.

QUARTERLY PERFORMANCE OVERVIEW

A summary overview of our financial performance for the second quarter of 2010 versus the second quarter of 2009 is provided below:

•

For the three months ended June 30, 2010, we recorded a net loss available to common stockholders (“net loss”) of $3.4 million, or $0.24 per basic and diluted share. These results compared with a net loss of $0.8 million, or $0.07 per basic and diluted share for the same period in 2009. The increase in net losses for the 2010 period as compared to the 2009 period was partly driven by an increase in our provision for loan losses and salary and benefit expense, as described in further detail below.

•

The loan loss provisions were $2.5 million and $1.3 million for the quarter ended June 30, 2010 and 2009, respectively. The provision for the current quarter reflects required additions to reserves for collateral devaluation on existing impaired loans and to a lesser extent, for newly impaired loans.

•

Noninterest expense increased $2.8 million or 52.3% from the second quarter of 2009. Higher expenses for salary and employee benefits, write down of foreclosed real estate and professional fees drove the increase over the comparable prior year quarter.

•

As of June 30, 2010, total assets were $867.5 million compared to $830.3 million at December 31, 2009, an increase of $37.2 million or 4.5%. The increase primarily results from a $46.8 million increase in investment securities and a $5.5 million increase in cash and cash equivalents. Most of the increase relates to increases in noninterest-bearing demand deposits ($23.7 million) and money market deposits ($19.9 million). These increases were offset in part by an $11.0 million decrease in net loans and a $5.3 million decrease in foreclosed real estate. The reduction in the net loan balance reflects a combination of decreased loan demand, loan payoffs and loan charge offs.

•

As of June 30, 2010 the allowance for loan losses totaled $19.6 million, or 3.1% of total loans compared to $21.3 million, or 3.3% of total loans as of December 31, 2009. The allowance represents 44.4% of non-performing loans at June 30, 2010 compared to 45.4% at December 31, 2009.

•

As of June 30, 2010, total deposits were $670.1 million, up $39.7 million or 6.3% compared to December 31, 2009. This increase was comprised of increases in noninterest-bearing deposits of $23.7 million and money market deposits of $19.8 million, offset in part by a $2.0 million decrease in interest-bearing demand and savings deposits and a $1.8 million decrease in time deposits.

•

Borrowed funds, consisting of Federal Home Loan Bank of Atlanta (FHLB) advances, totaled $77.7 million at June 30, 2010, compared to $81.7 million at December 31, 2009, a decrease of $4.0 million or 4.9%.

•	At June 30, 2010 and December 31, 2009, our capital ratios all surpassed regulatory measures to be considered “well capitalized”.

RESULTS OF OPERATIONS

Summary of Results of Operation for the Three Months Ended June 30, 2010 and 2009

Following is a condensed earnings summary for the three months ended June 30, 2010 and 2009 (in thousands, except per share amounts):

	For the Three Months Ended
	June 30, 2010	June 30, 2009	2010 vs. 2009	Change %
Interest Income	$9,843	$10,354	$(511)	-4.9%
Interest Expense	4,077	5,593	(1,516)	-27.1%

Net Interest Income	5,766	4,761	1,005	21.1%
Provision for Loan Losses	2,529	1,331	1,198	90.0%
Noninterest income (expense)	(36)	569	(605)	-106.3%
Noninterest expenses	8,064	5,294	2,770	52.3%

Loss before income tax benefit	(4,863)	(1,295)	(3,568)	275.5%
Income tax benefit	(1,805)	(500)	(1,305)	261.0%

Net Loss	(3,058)	(795)	(2,263)	284.7%
Preferred stock dividend and discount accretion	(330)	—	(330)	0.0%

Net loss available to common stockholders	$(3,388)	$(795)	$(2,593)	326.2%

Loss per common share - basic and diluted	$(0.24)	$(0.07)	$(0.17)	232.5%

Selected Operating Ratios:
Return on Average Assets	-1.58%	-0.37%
Return on Average Equity	-12.21%	-3.13%
Equity to Assets Ratio	12.53%	13.14%

Net Loss

Net loss available to common stockholders totaled $3.4 million ($0.24 per diluted share) for the three months ended June 30, 2010 compared to a net loss available to common stockholders of $0.8 million ($0.07 per diluted share) for the three months ended June 30, 2009. The factors affecting the $2.6 million increase are displayed in the table above. A more detailed discussion of each major component of our financial performance is provided below.

Net Interest Income

Net interest income represents our single largest source of earnings and is the amount by which interest income on interest-earning assets exceeds interest expense incurred on interest-bearing liabilities. Net interest income is the largest component of our income, and is affected by the interest rate environment and the volume and the composition of interest-earning assets and interest-bearing liabilities. Our interest-earning assets include loans, federal funds sold, interest-bearing deposits in other banks and investment securities. Our interest-bearing liabilities include deposits, federal funds purchased, advances from the FHLB and other short term borrowings.

The $1.0 million increase in net interest income for the second quarter of 2010 compared to the 2009 period is the result of a $1.5 million decrease in interest expense offset in part by a $0.5 million decrease in interest income. The decrease in interest expense is mostly the result of decreases in our deposit rates, primarily related to time deposits, as our time deposits maturing towards the end of 2009 and the first quarter of 2010 were generally re-priced into a much lower interest rate environment. Time deposits carry a fixed rate of interest to maturity and most of our borrowings provide for a fixed rate of interest until maturity or conversion date. The average balance and interest rate paid on time deposits for the three month period ended June 30, 2010 was $357.2 million and 2.86% respectively, compared to an average balance and interest paid of $413.7 million and 3.72%, respectively, for the same period in 2009. In addition, we reduced our interest expense on borrowings through the early retirement and restructuring of certain higher cost advances from the FHLB.

The decrease in interest on loans was primarily the result of an increase in the non recognition of interest income on non accruing loans in addition to a reduction in our average loan balances. The balance in non accruing loans was $44.1 million at June 30, 2010, an increase of $17.8 million from the balance at June 30, 2009. Average loan balances were $638.9 million at June 30, 2010, a decrease of $18.1 million from the average loan balance at June 30, 2009.

The following table reflects the components of net interest income, setting forth for the three month periods presented, (1) average assets, liabilities and shareholders’ equity, (2) interest income earned on interest-earning assets and interest paid on interest-bearing liabilities, (3) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, (4) our net interest spread (i.e., the average yield on interest-earning assets less the average rate on interest-bearing liabilities) and (5) our net interest margin (i.e., the net yield on interest earning assets):

($ in thousands)

	($ in thousands)
	June 30, 2010			June 30, 2009
	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS
Loans	$638,928	$8,664	5.44%	$657,007	$9,332	5.70%
Securities available for sale	128,707	1,114	3.47%	86,458	926	4.30%
Other interest-earning assets	31,994	65	0.81%	68,479	96	0.56%

Total Earning Assets	799,629	9,843	4.94%	811,944	10,354	5.11%

Cash & Due from Banks	10,331			5,031
Allowance For Loan Losses	(23,465)			(13,991)
Other Assets	72,065			58,950

Total Assets	$858,560			$861,934

LIABILITIES
Demand	$68,502	$157	0.92%	$38,599	$87	0.90%
Savings	12,862	21	0.65%	12,084	40	1.33%
Money Market	162,412	559	1.38%	153,132	759	1.99%
Time	357,165	2,547	2.86%	413,722	3,841	3.72%

Total Interest Bearing Deposits	600,941	3,284	2.19%	617,537	4,727	3.07%

FHLB advances	77,711	793	4.09%	83,486	866	4.16%
Other borrowings	11	—	0.00%	246	—	0.00%

Total Interest Bearing Liabilities	678,663	4,077	2.41%	701,269	5,593	3.20%

Noninterest bearing Deposits	62,989			56,323
Other Liabilities	5,635			2,430

Total Liabilities	747,287			760,022

Total Shareholder’s Equity	111,273			101,912

Total Liabilities & Shareholders’ Equity	$858,560			$861,934

Interest Rate Spread			2.53%			1.91%

Net Interest Income		$5,766			$4,761

Net Interest Margin			2.89%			2.35%

Going forward, we expect short-term market interest rates to remain low for a period of time. We expect deposit costs to continue to decline but they may decrease more slowly or to a lesser extent than loan and investment yields. We believe that our net interest margins will expand because our term deposits, mostly CDs, are being renewed at a lower interest rate, thereby reducing our interest expense. If, however, there is strong demand in the financial markets and banking system for liquidity, then this may lead to elevated pricing competition for deposits.

Provision for Loan Losses

The provision for loan losses for the quarter ended June 30, 2010, was $2.5 million compared to $1.3 million for the quarter ended June 30, 2009. The increase in the provision for loan losses reflects a continued contraction of commercial and residential real estate activity and the ripple effect on our local economies resulting in an increase in nonperforming loans, a reduction in the fair values of loan collateral and an increase in our loan loss factors compared to the same period in 2009. Our nonperforming loans were $44.1 million as of June 30, 2010, compared to $26.3 million as of June 30, 2009. Charge-offs in the second quarter of 2010 totaled $6.9 million compared to $3.0 million in the same period in 2009. At June 30, 2010, the allowance for loan losses, at $19.6 million, was 3.1% of outstanding loans (net of overdrafts) and provided coverage of 44.4% of nonperforming loans. At June 30, 2009, the allowance for loan losses was $23.5 million, representing 3.6% of outstanding loans (net of overdrafts) and provided coverage of 81.2% of nonperforming loans.

The continued local economic contraction is evidenced by continued high unemployment levels in the markets in which we operate. Foreclosures and distressed sales continue to negatively impact the value of local real estate. We will continuously monitor and actively manage the credit quality of the entire loan portfolio and will continue to recognize the provision required to maintain the allowance for loan losses at an appropriate level. Due to the economic slowdown discussed above, both individual and business customers have continued to exhibit difficulty in timely payment of their loan obligations. However, we believe that this trend may be nearing a plateau evidenced by the recent downward trend in state and local unemployment rates. In addition, recent studies have indicated that the state housing markets are making strides towards recovery from the sweeping downturn. We have also seen a slight decrease in our nonperforming loans compared to the first quarter of 2010. Notwithstanding these positive signals, we cannot be sure that this trend will continue. Consequently, we may experience higher levels of delinquent and nonperforming loans, which may require higher provisions for loan losses, higher charge-offs and higher collection related expenses in future periods.

Noninterest Income

Noninterest income on a recurring basis is derived principally from loan and deposit fees, securities gains or losses on securities held for sale and other miscellaneous sources. Noninterest income decreased from income of $0.6 million for the three months ended June 30, 2009, to a loss of $36 thousand for the three months ended June 30, 2010. The decrease is primarily due the recognition of an other-than- temporary impairment (“OTTI”) on securities available for sale of $0.5 million in addition to losses of $0.1 million on the sales of securities available for sale. See expanded discussion below under the section titled “OTTI.”

Noninterest Expense

The table below reflects the major components of noninterest expense (in thousands):

	Three Months Ended June 30,
	2010	2009
Salaries and employee benefits	$3,904	$2,120
Occupancy	1,385	1,410
Data Processing	309	450
Stationary, printing and supplies	82	84
Business development	109	97
Insurance, including deposit insurance premium	513	463
Professional fees	576	135
Marketing	23	37
FHLB advance prepayment penalties	—	6
Loss on sale of foreclosed real estate	135	—
Write-down of foreclosed real estate	600	—
Foreclosed real estate expense	134	184
Other	294	308

Total noninterest expenses	$8,064	$5,294

The $2.8 million, or 52.3%, increase in noninterest expense for the three months ended June 30, 2010, compared to the same period in 2009 was mostly due to higher salary and employee benefit expense of $1.8 million, which was primarily due to an increase in the number of employees resulting from the opening of two new branch locations towards the end of the second quarter of 2009, an increase in professional fees of $0.4 million mostly related to merger activities and a write down of foreclosed real estate of $0.6 million. These increases were offset, in part, by a $0.1 million decrease in data processing expenses.

Preferred Stock Dividend Requirements

On July 24, 2009, the Holding Company issued 20,471 shares of Series A preferred stock and warrants to purchase 1,024 shares of Series B preferred stock to the U.S. Treasury for proceeds of $20.5 million under the U.S. Treasury’s Capital Purchase Program. The warrants were immediately exercised by the U.S. Treasury on July 24, 2009 for shares of Series B preferred stock. The terms of the Series A preferred stock require quarterly dividend payments of 5% per annum of the outstanding principal during the first five years the issue is outstanding after which the dividend rate increases to 9% per annum. The terms of the Series B preferred stock require quarterly dividend payments of 9% per annum of the outstanding principal. Preferred stock dividend requirements and discount accretion for the quarter ended June 30, 2010 totaled $330,000.

Summary of Results of Operation for the Six Months Ended June 30, 2010 and 2009

Following is a condensed earnings summary for the six months ended June 30, 2010 and 2009 (in thousands, except per share amounts):

	For the Six Months Ended
	June 30, 2010	June 30, 2009	2010 vs. 2009	Change %
Interest Income	$19,427	$20,638	$(1,211)	-5.9%
Interest Expense	8,250	11,623	(3,373)	-29.0%

Net Interest Income	11,177	9,015	2,162	24.0%
Provision for Loan Losses	5,970	1,331	4,639	348.5%
Noninterest income	548	1,035	(487)	-47.1%
Noninterest expenses	14,732	11,703	3,029	25.9%

Loss before income tax benefit	(8,977)	(2,984)	(5,993)	200.8%
Income tax benefit	(3,353)	(1,123)	(2,230)	198.6%

Net Loss	(5,624)	(1,861)	(3,763)	202.2%
Preferred stock dividend and discount accretion	(659)	—	(659)	0.0%

Net loss available to common stockholders	$(6,283)	$(1,861)	$(4,422)	237.6%

Loss per common share - basic and diluted	$(0.44)	$(0.18)	$(0.26)	145.5%

Selected Operating Ratios:
Return on Average Assets	-1.50%	-0.44%
Return on Average Equity	-11.27%	-3.80%
Equity to Assets Ratio	12.53%	13.14%

Net Loss

Net loss available to common stockholders totaled $6.3 million ($0.44 per diluted share) for the six months ended June 30, 2010 compared to a net loss available to common stockholders of $1.9 million ($0.18 per diluted share) for the six months ended June 30, 2009. The factors affecting the $4.4 million increase are displayed in the table above. A more detailed discussion of each major component of our financial performance is provided below.

Net Interest Income before Provision for Loan Losses

The $2.2 million increase in net interest income before provision for loan losses for the six months ended June 30, 2010, compared to the same period in 2009 is the result of a $3.4 million decrease in interest expense offset in part by a $1.2 million decrease in interest income. The decrease in interest expense is mostly the result of decreases in our deposit rates, primarily related to time deposits, as our time deposits maturing towards the end of 2009 and the first half of 2010 were generally re-priced into a much lower interest rate environment. The average balance and interest rate paid on time deposits for the six month period ended June 30, 2010 was $353.4 million and 2.95%, respectively compared to an average balance and interest paid of $428.8 million and 3.80%, respectively, for the same period in 2009. In addition, we reduced our interest expense on borrowings through the early retirement and restructuring of certain higher cost advances from the FHLB.

The decrease in interest on loans was primarily the result of an increase in the non recognition of interest income on non accruing loans in addition to a reduction in our average loan balances. The balance in non accruing loans was $44.1 million at June 30, 2010, an increase of $17.8 million from the balance at June 30, 2009. The average loan balance for the six month period ended June 30, 2010, was $641.9 million, a decrease of $21.3 million from the average loan balance for the six month period ended June 30, 2009.

The following table reflects the components of net interest income, setting forth for the six month periods presented, (1) average assets, liabilities and shareholders’ equity, (2) interest income earned on interest-earning assets and interest paid on interest-bearing liabilities, (3) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, (4) our net interest spread (i.e., the average yield on interest-earning assets less the average rate on interest-bearing liabilities) and (5) our net interest margin (i.e., the net yield on interest earning assets):

	($ in thousands)
	June 30, 2010			June 30, 2009
	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS
Loans	$641,884	$17,228	5.41%	$663,213	$18,675	5.68%
Securities available for sale	113,324	2,073	3.69%	80,695	1,801	4.50%
Other interest-earning assets	29,414	126	0.86%	68,440	162	0.48%

Total Earning Assets	784,622	19,427	4.99%	812,348	20,638	5.12%

Cash & Due from Banks	9,630			6,937
Allowance For Loan Losses	(22,346)			(15,395)
Other Assets	71,681			58,006

Total Assets	$843,587			$861,896

LIABILITIES
Demand	$65,938	$322	0.98%	$44,192	$220	1.00%
Savings	12,323	41	0.67%	11,452	77	1.36%
Money Market	154,052	1,090	1.43%	134,660	1,436	2.15%
Time	353,426	5,174	2.95%	428,838	8,075	3.80%

Total Interest Bearing Deposits	585,739	6,627	2.28%	619,142	9,808	3.19%

FHLB advances	79,634	1,623	4.11%	87,247	1,815	4.20%
Other borrowings	36	—	0.00%	762	—	0.00%

Total Interest Bearing Liabilities	665,409	8,250	2.50%	707,151	11,623	3.31%

Noninterest bearing Deposits	60,817			51,365
Other Liabilities	4,906			4,594

Total Liabilities	731,132			763,110

Total Shareholders’ Equity	112,455			98,786

Total Liabilities & Shareholders’ Equity	$843,587			861,896

Interest Rate Spread			2.49%			1.81%

Net Interest Income		$11,177			$9,015

Net Interest Margin			2.87%			2.24%

Provision for Loan Losses

The provision for loan losses for the six months ended June 30, 2010, was $6.0 million compared to $1.3 million for the six month period ended June 30, 2009. The increase in the provision for loan losses reflects a continued increase in nonperforming loans, the continued erosion in the fair values of loan collateral and an increase in our loan loss factors compared to the same period in 2009. Our nonperforming loans were $44.1 million as of June 30, 2010, compared to $26.3 million as of June 30, 2009. Net charge-offs during the six month period ended June 30, 2010 totaled $7.7 million compared to $5.6 million in the same period in 2009. See above for a discussion of allowance for loan losses coverage and a discussion of economic factors’ effect on our loan loss reserves.

Noninterest Income

The decrease in noninterest income of $0.5 million for the six months ended June 30, 2010, compared to the six months ended June 30, 2009, was mostly due the recognition of an OTTI and the recognition of a loss on the sale of securities available for sale. These losses were offset, in part, by increases in bank fees. See the expanded discussion below under the section titled “OTTI.”

Noninterest Expense

The table below reflects the major components of noninterest expense (in thousands):

	Six Months Ended June 30,
	2010	2009
Salaries and employee benefits	$7,495	$4,537
Occupancy	2,736	2,799
Data Processing	599	822
Stationary, printing and supplies	159	140
Business development	202	152
Insurance , including deposit insurance premium	1,004	860
Professional fees	913	292
Marketing	37	55
FHLB advance prepayment penalties	41	1,296
Loss on sale of foreclosed real estate	135	44
Write-down of foreclosed real estate	642	—
Foreclosed real estate expense	186	208
Other	583	498

Total noninterest expenses	$14,732	$11,703

The $3.0 million, or 25.9% increase in noninterest expense for the six months ended June 30, 2010 compared to the same period in 2009 was primarily due to higher salary and employee benefit expense of $3.0 million, which primarily resulted due from an increase in the number of employees in connection with the opening of two new branch locations towards the end of the second quarter of 2009, an increase in professional fees of $0.6 million, mostly related to merger activities and public company related expenses, and a write down of foreclosed real estate of $0.6 million. These increases were offset in part by a decrease in FHLB prepayment penalties of $1.3 million.

FINANCIAL CONDITION

Total assets at June 30, 2010 were $867.5 million, an increase of $37.2 million or 4.5%, from total assets of $830.3 million at December 31, 2009. Total cash and cash equivalents at June 30, 2010 were $34.9 million, an increase of $5.5 million, or 18.7%, from cash and cash equivalents of $29.4 million at December 31, 2009. Investment securities available for sale increased $46.8 million, or 46.9%, to $146.6 million at June 30, 2010 from $99.8 million at December 31, 2009. The increases in cash and in investment securities available for sale mostly resulted from increases in our money market and time deposits. Our net loans decreased $11.0 million, or 1.8%, to $613.6 million at June 30, 2010 from $624.7 million at December 31, 2009. The decrease in net loans was primarily due to net charge-offs and additions to allowance for loan losses. Foreclosed real estate decreased $5.3 million or 60.1% at June 30, 2010, compared to December 31, 2009, primarily as a result of sales of certain foreclosed properties.

Total liabilities at June 30, 2010 increased $41.3 million to $758.3 million from $717.0 million at December 31, 2009. The change reflects an increase in total deposits of $39.7 million and an increase in accrued expenses of $5.5 million, offset in part by a $4.0 million decrease in FHLB advances. The increases in deposits are attributable to increases of $23.7 million in noninterest-bearing demand deposits and $19.9 million in money market deposits, offset in part by decreases in savings and time deposits.

Total stockholders’ equity decreased $4.1 million to $109.3 million at June 30, 2010 from $113.4 million at December 31, 2009. The decrease reflects a net loss of $5.6 million and preferred stock dividends and discount accretion of $0.6 million, offset by a change in unrealized holding gains on available-for-sale securities of $2.1 million.

Loans and Non-Performing Assets

Loan Portfolio.

Our loan portfolio consists principally of loans to individuals and small and medium-sized businesses within our primary market areas of greater Tampa Bay, Jacksonville and Tallahassee, Florida. The table below shows our loan portfolio composition for the periods presented:

($ in Thousands)

	As of
	June 30, 2010	December 31, 2009
Commercial	$59,995	$63,439
Commercial Real Estate (1)	340,212	343,028
Residential Real Estate	216,442	220,854
Consumer and Other Loans	16,981	19,027

	633,630	646,348
Less:
Net deferred fees	(408)	(355)
Allowance for loan losses	(19,574)	(21,342)

Loans, Net	$613,648	$624,651

(1)	Includes $128 and $138 of owner-occupied nonresidential properties at June 30, 2010 and December 31,2009, respectively.

The overall decrease in gross loans was primarily the result of net charge-offs, additions to the allowance for loan losses and loan payoffs by customers.

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

As of June 30, 2010, we held an allowance for loan losses of $19.6 million or 3.1% of total loans compared to the allowance for loan losses of $21.3 million or 3.3% of total loans at December 31, 2009. Based on an analysis performed by management, as of June 30, 2010, management considers the allowance for loan losses to be adequate to cover probable incurred credit losses in the portfolio as of that date. However, management’s judgment is based upon a number of assumptions, which are believed to be reasonable, but which may or may not prove valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that significant additional increases in the allowance for loan losses will not be required. In addition, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses. Such agencies may require us to recognize additions to the allowance based on their judgments about information available to them at the time of their examination. As a direct result of these factors and the analyses performed in conjunction with the sustained weakness in asset values, particularly real estate, we recorded loan loss provisions totaling $6.0 million during the first six months of 2010 which, when offset by net charge-offs of $7.7 million in the same period, resulted in a $1.8 million decrease in allowance for loan losses. We established specific reserves for impaired loans and general reserves for the remainder of the portfolio as follows (in thousands):

	June 30, 2010	December 31, 2009
Specific Reserves :
Impaired loans with no specific reserves	$23,675	$27,606
Impaired loans with specific reserves	35,338	39,583

Total impaired loans	$59,013	$67,189
Reserve	$8,546	$8,801
Reserve % of impaired loans	14.48%	13.10%

General Reserves
Loans subject to general reserve	$574,617	$579,159
Reserve	$11,028	$12,542
Reserve % of loans	1.92%	2.17%

During the three and six months ended June 30, 2010 and 2009, the activity in our loan loss allowance was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Balance At Beginning Of Period	$23,491	$14,960	$21,342	$17,550
Charge-Offs	(6,871)	(2,977)	(8,190)	(5,567)
Recoveries	425	9	452	9
Provision For Loan Losses	2,529	1,331	5,970	1,331

Balance At End Of Period	$19,574	$13,323	$19,574	$13,323

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Charge-Offs:
Commercial	$(104)	$—	$(121)	$(202)
Commercial Real Estate	(3,874)	(2,046)	(4,959)	(2,324)
Residential Mortgage	(2,509)	(926)	(2,704)	(2,974)
Consumer and Other Loans	(384)	(5)	(406)	(67)

	$(6,871)	$(2,977)	$(8,190)	$(5,567)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Recoveries:
Commercial	$352	$1	$363	$1
Commercial Real Estate	4	—	4	—
Residential Mortgage	69	8	85	8
Consumer and Other Loans	—	—	—	—

	$425	$9	$452	$9

The following table reflects the allowance allocation per loan category and percent of dollar value of loans in each category to total dollar value of loans for the periods indicated (in thousands):

	June 30, 2010		December 31, 2009
	Amount	%	Amount	%
Commercial	$1,080	9.47%	$2,136	9.81%
Commercial Real Estate	13,620	53.69%	13,081	53.07%
Residential Mortgage	4,408	34.16%	5,393	34.17%
Consumer and Other Loans	466	2.68%	732	2.95%

Total allowance	$19,574	100%	$21,342	100%

Management continuously monitors and actively manages the credit quality of the loan portfolio and will continue to recognize the provision required to maintain the allowance for loan losses at an appropriate level. During the economic slowdown discussed above, some of our customers have exhibited difficulty in timely payment of their loan obligations. We believe that this trend will reach a plateau in the near term, although we are not certain. Consequently, we may experience higher levels of delinquent and nonperforming loans, which may require higher provisions for loan losses, higher charge-offs and higher collection related expenses in future periods.

Non-Performing Assets

Non-performing assets include non-accrual loans and foreclosed real estate. Non-accrual loans represent loans on which interest accruals have been discontinued. Foreclosed real estate is comprised principally of real estate properties obtained in partial or total loan satisfactions and is included in other assets at its estimated fair value less selling costs. During the three and six months ended June 30, 2010, foreclosed real estate decreased $3.3 million and $5.3 million, respectively, due to sales of such properties.

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

	Balance as of
	June 30, 2010	December 31, 2009
Non-Accrual	$44,051	$46,949
Non-performing restructured Loans	—	—

Total Non-Performing Loans	44,051	46,949
Foreclosed Real estate	3,497	8,761

Total Non-Performing Assets	$47,548	$55,710

Non-Performing Loans as a Percentage of Total Loans, net of Deferred Fees	6.96%	7.27%

Non-Performing Assets as a Percentage of Total Assets	5.48%	6.61%

Past Due 90 or more days and still accruing	$111	$10

As of June 30, 2010, we had $15.0 million in restructured loans, or TDRs, that are in compliance with their modified terms. The criteria for a TDR loan to be considered performing is as follows: (1) none of its principal and interest is due and unpaid, and we expect repayment of the remaining contractual principal and interest, or (2) when the TDR loan otherwise becomes well secured and in the process of collection. Since these loans have met the criteria, management does not consider these loans to be non-performing and have not included them in the table above.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Liquidity is the ability to provide for the cash flow requirements of deposit withdrawals, funding requirements of our borrowers, debt maturities, operating cash flows and off balance sheet obligations such as customer lines of credit. Our objective in managing our liquidity is to maintain our ability to meet all our cash flow requirements without an adverse impact on our current or future earnings. Our liquidity strategy is guided by policies that are formulated and monitored by our Asset Liability Committee (ALCO) and senior management, and which take into account the marketability of assets, the sources and stability of funding and the level of unfunded commitments. We regularly evaluate all of our various funding sources with an emphasis on accessibility, stability, reliability and cost-effectiveness.

Our primary sources of liquidity are deposits provided by commercial and retail customers. The Bank attracts these deposits by offering an array of products designed to match customer needs at rates acceptable to the Bank. Deposits can be very price sensitive; we therefore monitor the Bank’s offering rates relative to our competition and adjust our offering rates accordingly to generate larger or smaller flows of deposit funds, depending on our cash-flow requirements and other factors we consider.

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

As a member of the FHLB, the Bank has access to a secured borrowing facility. Loans meeting certain criteria may be pledged as collateral and are subject to advance rates established by the FHLB. Alternatively, FHLB borrowings may be secured by marketable securities, which are generally afforded higher advance rates relative to the value of the pledged collateral. FHLB advances are a useful source of funding as they offer a broad variety of terms allowing the Bank to position its funding with greater flexibility. FHLB funding is also credit sensitive and therefore the Bank has established policies to limit the amount of its utilization of this funding source.

Other sources of liquidity include balances of cash and due from banks, short-term investments such as federal funds sold, and our investment portfolio, which can either be liquidated or used as collateral for borrowings. Additionally, our correspondent banks provide unsecured federal funds lines of credit, which may be used to access short term funds. All of these funding sources are part of the Bank’s contingency plans in the event of extraordinary fluctuations in cash resources.

The Bank has unsecured overnight federal funds purchased accommodation up to a maximum of $6.0 million from our correspondent banks. Further, the Bank has invested in FHLB stock for the purpose of establishing credit lines with the FHLB. The credit availability to the Bank on these credit lines is based on the amount of collateral pledged and limited by a percentage of the Bank’s total assets as reported on its most recent quarterly financial information submitted to the regulators. As of June 30, 2010 we had $77.7 million of FHLB advances outstanding and $28.8 million of letters of credit used in lieu of pledging securities to the State of Florida. Our unused borrowing capacity as of June 30, 2010 was approximately $46.5 million.

As of June 30, 2010, we had unfunded loan commitments of $4.0 million and unused lines and letters of credit totaling approximately $79.1 million. We believe the likelihood of these commitments either needing to be totally funded or funded at the same time is low. However, should significant funding requirements occur, the Bank has available borrowing capacity from various sources as discussed above.

As of June 30, 2010 our gross loan to deposit ratio was 94.5% compared to 102.4% at December 31, 2009. Management monitors and assesses the adequacy of our liquidity position on a daily and monthly basis to ensure that sufficient sources of liquidity are maintained and available. We believe that based on current forecasts operating cash flows and available sources of liquidity will be sufficient to meet all operating needs, including planned capital expenditures for the next 12 to 18 months.

Major sources of increases and decreases in cash and cash equivalents were as follows for the six months ending June 30, 2010 and 2009:

(Dollars in thousands)	June 30, 2010	June 30, 2009
Provided by (used in) operating activities	$5,289	$(3,620)
Used in investing activities	(34,987)	(5,243)
Provided by financing activities	35,190	1,649

Net increase (decrease) in cash and cash equivalents	$5,492	$(7,214)

Operating Activities

Net cash provided by operating activities of continuing operations was $5.3 million for the six months ended June 30, 2010, compared to cash used by operating activities of $3.6 million for the same period in 2009. The $8.9 million improvement is mostly attributable to a $0.5 million increase in net income, adjusted for non-cash items, $0.7 million of increase from official checks and $7.8 million from an increase in accrued expenses and other liabilities, primarily resulting from escrowed funds.

Investment Activities

Cash flows used in investing activities was $35.0 million for the six months ended June 30, 2010, compared to $5.2 million for the six months ended June 30, 2009. Significant cash flows used in investment activities for the six months ended June 30, 2010, primarily related to $58.3 million for the purchase of securities available for sale, offset in part by $13.9 million provided from proceeds from the maturities, sales and repayments of securities available for sale, in addition to $7.2 million provided from proceeds from the sale of foreclosed real estate and $2.4 million provided by a decrease in loans. Significant cash flows used in investment activities for the six months ended June 30, 2009 included $37.3 million for purchases of securities available for sale, offset in part by $21.2 million provided from the proceeds from the maturities, sales and repayments of securities available for sale, in addition to $9.7 million provided by a decrease in loans.

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

As of June 30, 2010, our securities portfolio totaled $146.6 million compared to $99.8 million as of December 31, 2009, an increase of $46.8 million. For both periods, all of our securities were classified as available for sale. The increase in the investment portfolio during the first six months of 2010 is primarily due to the purchase of government sponsored mortgaged-backed securities. We do not actively trade securities and do not expect to do so in the future.

The following table sets forth the carrying amount of our investment portfolio, as of the periods indicated:

($ in Thousands)

	Balance as of
	June 30, 2010	December 31, 2009
Fair value of investment in:
Mortgage backed securities	$142,250	$95,278
Corporate bonds	4,279	4,196
Asset backed securities	55	302

Total	$146,584	$99,776

Federal Reserve Bank stock	$2,579	$3,000

Federal Home Loan Bank stock	$5,417	$5,417

OTTI

As of December 31, 2009, we owned approximately $641,000 of asset backed securities at amortized cost. During the first six months of 2010, the estimated fair value of certain of these securities declined due to changes in the cash flow and discount rate assumptions used to estimate the value of these securities and we determined that the further declines in values were other than temporary under generally accepted accounting principles. As a result, we recorded $549,000 of OTTI loss.

Please see Note 7 to our June 30, 2010 Condensed Consolidated Financial Statements for a discussion on Other Comprehensive Loss related to our securities classified as available-for-sale.

Financing Activities

The Bank’s primary source of funds is deposits. Those deposits are provided by businesses, municipalities, and individuals located within the markets served by the Bank. For the six months ended June 30, 2010, total deposits increased $39.7 million to $670.1 million compared to $630.4 million as of December 31, 2009.

For the six months ended June 30, 2010 and 2009 the distribution by type of our deposit accounts was as follows (in thousands):

	As of June 30, 2010			As of June 30, 2009
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Noninterest bearing accounts	$60,817	$—	0.00%	$51,365	$—	0.00%

Interest bearing accounts:
Savings, Now and MMKT	232,313	1,453	1.26%	190,304	1,733	1.84%
CDs	353,426	5,174	2.95%	428,838	8,075	3.80%

Total Interest Bearing Deposits	585,739	6,627	2.28%	619,142	9,808	3.19%

Average Total Deposits	$646,556	$6,627	2.07%	$670,507	$9,808	2.95%

Brokered deposits included in total deposits	$67,079			$95,783

Brokered deposits as a percentage of total deposits	10.37%			14.29%

Capital Resources

The assessment of capital adequacy depends on a number of factors such as asset quality, liquidity, earnings performance, changing competitive conditions and economic forces. We seek to maintain a strong capital base to support our growth and expansion activities, to provide stability to current operations and to promote public confidence.

As of June 30, 2010 and December 31, 2009, we exceeded the levels of capital required in order to be considered “well capitalized” by the regulatory authorities. The basic measures of capitalization applied by the regulatory authorities are provided below as of June 30, 2010 and December 31, 2009 for the Company and the Bank:

	As of June 30, 2010	As of December 31, 2010	Minimum to be Well Capitalized
Total Risk Based Capital Ratio - Consolidated	13.97%	15.01%	N/A
Total Risk Based Capital Ratio - Bank	12.12%	12.34%	10.00%
Tier One Risk Based Capital Ratio - Consolidated	12.69%	13.74%	N/A
Tier One Risk Based Capital Ratio - Bank	10.84%	11.07%	6.00%
Tier One Leverage Ratio - Consolidated	9.78%	10.64%	N/A
Tier One Leverage Ratio - Bank	8.33%	8.57%	5.00%

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

Off-Balance Sheet Arrangements.

We do not currently have any off-balance sheet arrangements, other than approved and unfunded loans and letters of credit to our customers in the ordinary course of business. Please see Note 4 to our June 30, 2010 Condensed Consolidated Financial Statements for further discussion

Critical Accounting Estimates.

Allowance for Loan Losses.

The allowance for loan losses is established to absorb probable incurred credit losses primarily resulting from loans outstanding as of the balance sheet date. Accordingly, all loan losses are charged to the allowance and all recoveries are credited to it. The provision for loan losses charged to operating expense is based on past credit loss experience and other factors that in management’s judgment deserve current recognition in estimating probable credit losses. Such other factors include growth and composition of the loan portfolio, credit concentrations, trends in portfolio volume, maturities, delinquencies and non-accruals, information about specific borrower situations and estimated collateral values, historical loss trends and general economic conditions.

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

The Bank applies a loan loss reserve methodology and documentation process that it believes is consistent with SEC, GAAP, and bank regulatory requirements. These accounting rules require specific identification of an allowance for loan loss for an impaired loan. The Bank applies a systematic methodology where the allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired or loans otherwise classified as substandard or doubtful. The general component covers non-classified loans and is based on historical loss experience adjusted for current factors. The following provides a summary of the Bank’s process for establishing specific reserves for impaired loans. Initially, loans are evaluated for “impairment”, meaning management believes it is probable that a borrower will not make payments of both principal and interest in accordance with the original loan agreement. If management deems a loan to be “impaired” the loan is further evaluated to determine whether it is solely collateral dependent or not. If the impaired loan is determined to be solely collateral dependent it is recorded at the fair value of the collateral less selling costs and the excess of the amounts due from the borrower over the fair market value are charged off. For impaired loans that are deemed to be not solely collateral dependent, a reserve for impairment is established equal to the excess of the loan balance over the valuation of the loan. In this circumstance, loans are valued by one of three methods: fair value of collateral, discounted expected future cash flows or observable market price of the note. Impaired loans with values in excess of the loan balance may have a reserve of zero. However, impaired loans with zero reserves may not be added back to the general reserve loan pool.

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

Other Than Temporary Impairment

Impairment of investment securities results in a write-down that must be reflected in net income when a market decline below cost is other-than-temporary. We regularly review each investment security for impairment based on criteria that include the extent to which cost exceeds market price, the duration of that market decline, the financial health of and specific prospects for the issuer(s) and our ability and intention with regard to holding the security to maturity.

Recent Accounting Pronouncements.

The Financial Accounting Standards Board, the SEC, and other regulatory bodies have enacted new accounting pronouncements and standards that either have impacted our results in prior years presented, or may likely impact our results in 2010. Please refer to Note 10 in the Notes to our Condensed Consolidated Financial Statements for the period ended June 30, 2010.

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

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The following additional risk factors are not contained in the Company’s 2009 Annual Report on Form 10-K for the year ended December 31, 2009.

If we are not successful in integrating AFI into our own business, then the benefits of the merger will not be fully realized and the market price of our common stock may be negatively affected.

We may not achieve successful integration of Anderen in a timely manner, or at all, and we may not realize the benefits and synergies of the merger to the extent, or in the timeframe, anticipated. We entered into the merger agreement with the expectation that the merger will result in benefits arising out of the combination of the companies. The successful integration of us and Anderen will require, among other things, integration of Anderen’s assets and operations into our company. It is possible that the integration process could result in the loss of key employees, diversion of our management’s attention, the disruption or interruption of, or the loss of momentum in, our ongoing business or inconsistencies in standards, controls, procedures and policies, any of which could adversely affect our ability to maintain relationships with customers, suppliers and employees or our ability to achieve the anticipated benefits of the merger, or could reduce our earnings or otherwise adversely affect the business and financial results of the combined company and, as a result, adversely affect the market price of our common stock.

We expect to incur significant costs and commit significant management time integrating Anderen’s business operations, technology, development programs, products and personnel with ours. If we do not successfully integrate the business of Anderen, the expenditure of these costs will reduce our cash position.

The merger is subject to closing conditions that could result in the completion of the merger being delayed or not consummated, which could negatively impact our future business and operations.

Completion of the merger is conditioned upon Anderen and us satisfying closing conditions, including adoption of the merger agreement by Anderen’s shareholders and approval by the Board of Governors of the Federal Reserve System or its delegee, which is our primary federal banking regulator, and the Office of Financial Regulation for the State of Florida, our primary state banking regulator, all as set forth in the merger agreement. The required conditions to closing may not be satisfied in a timely manner, if at all, or, if permissible, waived, and the merger may not be consummated. Failure to consummate the merger could negatively impact our future business and operations, and financial condition. Any delay in the consummation of the merger or any uncertainty about the consummation of the merger may adversely affect our future business, growth, revenue and results of operations.

We operate in a highly regulated environment and the laws and regulations that govern our operations, corporate governance, executive compensation and accounting principles, or changes in them, or our failure to comply with them, may adversely affect us.

We are subject to extensive regulation, supervision, and legislation that governs almost all aspects of our operations. Intended to protect customers, depositors and deposit insurance funds, these laws and regulations, among other matters, prescribe minimum capital requirements, impose limitations on the business activities in which we can engage, limit the dividends or distributions that the Bank can pay to the Holding Company, restrict the ability of the Bank to guarantee Holding Company’s debt, impose certain specific accounting requirements on us that may be more restrictive and may result in greater or earlier charges to earnings or reductions in our capital than generally accepted accounting principles, among other things. Compliance with laws and regulations can be difficult and costly, and changes to laws and regulations often impose additional compliance costs. Further, our failure to comply with these laws and regulations, even if the failure follows good faith effort or reflects a difference in interpretation, could subject us to additional restrictions on its business activities, fines and other penalties, any of which could adversely affect our results of operations, capital base and the price of our securities.

On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, into law. The Dodd-Frank Act will have a broad impact on the financial services industry, including significant regulatory and compliance changes. Many of the requirements called for in the Dodd-Frank Act will be implemented over time and most will be subject to implementing regulations over the course of several years. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full extent of the impact such requirements will have on our operations is unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business. In particular, the potential impact of the Dodd-Frank Act on our operations and activities, both currently and prospectively, include, among others:

•	a reduction in our ability to generate or originate revenue-producing assets as a result of compliance with heightened capital standards;

•	increased cost of operations due to greater regulatory oversight, supervision and examination of banks and bank holding companies, and higher deposit insurance premiums;

•	the limitation on our ability to raise capital through the use of trust preferred securities, as these securities may no longer be included as Tier 1 capital going forward; and

•	the limitation on our ability to expand consumer product and service offerings due to anticipated stricter consumer protection laws and regulations.

Further, we may be required to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements under the Dodd-Frank Act. Failure to comply with the new requirements may negatively impact our results of operations and financial condition. While we cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have on us, these changes could be materially adverse to our investors.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 13th day of August, 2010.

FLORIDA BANK GROUP, INC.

Date: August 13, 2010	By:	/S/ JOHN R. GARTHWAITE
John R. Garthwaite, Chief Financial Officer, Executive Vice President