Form 10-Q
period 2010-09-30
Florida Bank Group, Inc.
filed 2010-11-15
CIK 1370914

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Number of shares of Common Stock, $0.01 Par Value as of October 31, 2010:14,329,315.

FLORIDA BANK GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2010

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

FLORIDA BANK GROUP, INC.

Condensed Consolidated Balance Sheets

($ in thousands, except share amounts)

	September 30, 2010	December 31, 2009
	(unaudited)
Assets
Cash and due from banks	$5,869	$2,579
Interest-bearing Deposits and Federal Funds Sold	38,030	26,782

Cash and cash equivalents	43,899	29,361
Securities available-for-sale	150,310	99,776
Loans, net of allowance for loan losses of $21,353 in 2010 and 21,342 in 2009	597,358	624,651
Federal Reserve Bank stock, at cost	2,551	3,000
Federal Home Loan Bank stock, at cost	5,032	5,417
Accrued interest receivable	2,444	2,429
Premises and equipment, net	26,153	26,307
Deferred tax assets	29,572	23,431
Foreclosed real estate	4,318	8,761
Prepaid expenses and other assets	6,222	7,211

Total assets	$867,859	$830,344

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing demand	$63,550	$55,279
Interest-bearing demand	68,685	70,581
Savings	10,296	11,879
Money market	190,370	148,905
Time	349,790	343,759

Total deposits	682,691	630,403
Accrued expenses and other liabilities	5,202	4,882
Federal Home Loan Bank advances	77,700	81,700

Total liabilities	765,593	716,985

Stockholders’ equity:
Preferred Stock Series A, $.01 par value; $1,000 liquidation value; 20,471 shares outstanding	20,471	20,471
Preferred Stock Series B, $.01 par value; $1,000 liquidation value; 1,024 shares outstanding	1,024	1,024
Preferred Stock - Discount	(781)	(935)
Common stock, $.01 par value, 50,000,000 shares authorized, 14,341,898 shares issued	143	143
Additional paid-in capital	150,817	150,817
Treasury stock (12,583 shares in 2010 and 2009), at cost	(164)	(164)
Accumulated deficit	(68,958)	(58,415)
Accumulated other comprehensive (loss) income	(286)	418

Total stockholders’ equity	102,266	113,359

	$867,859	$830,344

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLORIDA BANK GROUP, INC.

Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss) (Unaudited)

($ in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Interest income:
Loans	$8,453	$9,093	$25,681	$27,768
Securities available for sale	1,075	939	3,148	2,740
Other interest-earning assets	71	75	196	237

Total interest income	9,599	10,107	29,025	30,745

Interest expense:
Deposits:
Demand	137	111	458	331
Savings	15	25	56	101
Money market	598	648	1,688	2,084
Time	2,327	3,429	7,501	11,504
Federal Home Loan Bank advances	771	853	2,394	2,668

Total interest expense	3,848	5,066	12,097	16,688

Net interest income before provision for loan losses	5,751	5,041	16,928	14,057
Provision for loan losses	8,932	3,250	14,902	4,581

Net interest (expense) income after provision for loan losses	(3,181)	1,791	2,026	9,476

Noninterest (expense) income:
Service charges on deposit accounts	241	212	706	688
Other service charges and fees	181	111	424	306
Net gain on sale of securities available for sale	3,226	—	3,188	169
Other-than-temporary impairment of securities available for sale	—	—	(549)	—
Other	161	117	588	311

Total noninterest income	3,809	440	4,357	1,474

Noninterest expenses:
Salaries and employee benefits	3,324	3,233	10,819	7,770
Occupancy	1,428	1,414	4,164	4,213
Data processing	291	380	890	1,202
Stationary, printing and supplies	67	84	226	224
Business development	114	90	316	242
Insurance, including deposit insurance premium	545	964	1,549	1,824
Professional fees	426	203	1,339	495
Marketing	14	24	51	78
Federal Home Loan Bank advance prepayment penalties	—	—	41	1,296
Loss on sale of foreclosed real estate	127	380	262	424
Write-down of foreclosed real estate	150	—	792	—
Foreclosed real estate expense	142	228	327	436
Other	292	331	875	830

Total noninterest expense	6,920	7,331	21,651	19,034

Loss before income tax benefit	(6,292)	(5,100)	(15,268)	(8,084)
Income tax benefit	(2,362)	(1,919)	(5,715)	(3,042)

Net loss	(3,930)	(3,181)	(9,553)	(5,042)
Preferred stock dividend requirements and discount accretion	(330)	(246)	(990)	(246)

Net loss available to common stockholders	(4,260)	(3,427)	(10,543)	(5,288)
Other comprehensive income (loss):
Change in unrealized holding gains (losses) on securities available for sale	(994)	850	(704)	80

Comprehensive loss	$(5,254)	$(2,577)	$(11,247)	$(5,208)

Loss per common share:
Basic and Diluted	$(0.30)	$(0.24)	$(0.74)	$(0.45)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLORIDA BANK GROUP, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

For the Nine Months Ended September 30, 2010 and 2009

($ in thousands, except share amounts)

	Preferred Stock					Common Stock					Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Series A		Series B					Additional Paid-in Capital	Treasury Stock	Accumulated Deficit
	Shares	Amount	Shares	Amount	Discount	Shares	Amount
Balance, December 31, 2008	—	$—	—	$—	$—	9,757,142	$98	$132,658	$(164)	$(35,739)	$(163)	$96,690
Net loss	—	—	—	—	—	—	—	—	—	(5,042)	—	(5,042)
Net Change in Unrealized Loss On Available-for-Sale Securities, net of income taxes	—	—	—	—	—	—	—	—	—	—	80	80
Proceeds from sale of common stock, net of stock issuance costs of $(83)	—	—	—	—	—	4,584,756	45	18,220	—	—	—	18,265
Proceeds from issuance of 20,471 shares of Series A preferred stock to US Treasury	20,471	20,471	—	—	—	—	—	—	—	—	—	20,471
Preferred stock warrants exercised by US Treasury	—	—	1,024	1,024	(1,024)	—	—	—	—	—	—	—
Preferred stock dividend requirements and discount accretion	—	—	—	—	38	—	—	—	—	(246)	—	(208)
Preferred stock issuance costs	—	—	—	—	—	—	—	—	—	(53)	—	(53)

Balance, September 30, 2009	20,471	$20,471	1,024	$1,024	$(986)	14,341,898	$143	$150,878	$(164)	$(41,080)	$(83)	$130,203

Balance, December 31, 2009	20,471	$20,471	1,024	$1,024	$(935)	14,341,898	$143	$150,817	$(164)	$(58,415)	$418	$113,359
Net loss	—	—	—	—	—	—	—	—	—	(9,553)	—	(9,553)
Net Change in Unrealized Gain On Available-for-Sale Securities, net of income taxes	—	—	—	—	—	—	—	—	—	—	(704)	(704)
Preferred stock dividend requirements and discount accretion	—	—	—	—	154	—	—	—	—	(990)	—	(836)

Balance, September 30, 2010	20,471	$20,471	1,024	$1,024	$(781)	14,341,898	$143	$150,817	$(164)	$(68,958)	$(286)	$102,266

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLORIDA BANK GROUP, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine months ended
	2010	2009
Cash flows from operating activities:
Net loss	$(9,553)	$(5,042)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,139	1,243
Amortization of intangible asset	—	120
Amortization of deferred loan fees, net	(100)	(102)
Amortization of premium and discounts on securities, net	525	118
Provision for loan losses	14,902	4,581
Deferred income taxes	(5,715)	(3,252)
Gain on sale of securities available for sale	(3,188)	(169)
Loss on sale of foreclosed real estate	262	424
Write-down of foreclosed real estate	792	—
Other-than-temporary impairment of securities available for sale	549	—
(Increase) decrease in accrued interest receivable	(15)	27
Decrease in prepaid expenses and other assets	989	309
Increase (decrease) in accrued expenses and other liabilities	580	(2,291)
Decrease in official checks	(260)	(1,379)

Net cash provided by (used in) operating activities	907	(5,413)

Cash flows from investing activities:
Net decrease (increase) in loans	8,110	(2,297)
Proceeds from maturities, calls, repayments and sale of securities available for sale	153,597	26,152
Purchase of securities available for sale	(203,147)	(55,889)
Proceeds from sale of foreclosed real estate	7,770	3,640
Redemption (purchase) of Federal Reserve Bank stock	449	(717)
Redemption of Federal Home Loan Bank stock	385	812
Net acquisition of premises and equipment	(985)	(226)

Net cash used in investing activities	(33,821)	(28,525)

Cash flows from financing activities:
Net increase in deposits	52,288	16,684
Net decrease in Federal Home Loan Bank advances	(4,000)	(23,000)
Net decrease in other borrowings	—	(1,858)
Net proceeds from sale of common stock	—	18,265
Net proceeds from preferred stock issued	—	20,418
Preferred stock dividend requirements	(836)	(208)

Net cash provided by financing activities	47,452	30,301

Net increase (decrease) in cash and cash equivalents	14,538	(3,637)
Cash and cash equivalents at beginning of period	29,361	81,796

Cash and cash equivalents at end of period	$43,899	$78,159

(Continued)

FLORIDA BANK GROUP, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited), Continued

(In thousands)

	Nine months ended
	2010	2009
Supplemental cash flow information:
Cash paid during the period for:
Interest	$12,524	$17,328

Noncash transactions:
Accumulated other comprehensive income (loss), change in unrealized gains (losses) on securities available for sale, net of income taxes	$(704)	$80

Transfer of loans to foreclosed real estate	$7,261	$10,698

Transfer of foreclosed real estate to loans	$2,880	$500

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLORIDA BANK GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars in thousands except per share data)

Note 1 – Significant Accounting Policies

Basis of Presentation

Florida Bank Group, Inc. (the “Holding Company”) owns 100% of the outstanding common stock of Florida Bank (the “Bank”), (collectively, the “Company”). The Holding Company’s only significant business activity is the operation of the Bank. The Bank is a Florida state-chartered Federal Reserve member commercial bank and owns 100% of the outstanding common stock of ACIC Properties, Inc. ACIC Properties, Inc. was established in 2007 to purchase assets, in the form of substandard loans and foreclosed real estate properties, from the Bank and hold or market these assets for resale. In September 2010, the Holding Company contributed its investment in ACIC Properties, Inc. to the Bank.

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

In the opinion of management, the condensed consolidated financial statements contain all adjustments, which are those of a recurring nature, and disclosures necessary to present fairly the financial position of the Company as of September 30, 2010 and the results of operations and cash flows for the interim periods presented . The results of operations for the interim periods presented are not necessarily indicative of results that may be expected for the entire year or any other interim period.

Note 2 – Securities Available for Sale.

The amortized cost and related market value of investment securities available-for-sale were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At September 30, 2010
Mortgage-backed securities	$150,222	$354	$(814)	$149,762
Asset-backed securities (1)	48	—	—	48
Mutual Funds	500	—	—	500

Total	$150,770	$354	$(814)	$150,310

At December 31, 2009
Mortgage-backed securities	$94,388	$1,680	$(790)	$95,278
Corporate bonds	4,077	121	(2)	4,196
Asset-backed securities (1)	641	67	(406)	302

Total	$99,106	$1,868	$(1,198)	$99,776

(1)	These securities are backed by subprime residential and home equity loans.

Gross proceeds from the sale of securities classified as available for sale was $132.2 million for the nine months ended September 30, 2010, and resulted in gross gains of $3.3 million and gross losses of $0.1 million.

The following tables classify those securities in an unrealized loss position at September 30, 2010 and December 31, 2009, based upon length of time in a continuous loss position. The tables show the current fair value of the securities and the amount of unrealized loss for each category of investment:

	As of September 30, 2010
	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Mortgage-backed securities	$692	$93,393	$122	$440

	As of December 31, 2009
	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Mortgage-backed securities	$629	$46,316	$161	$589
Corporate bonds	2	1,009	—	—
Asset-backed securities	—	—	406	135

	$631	$47,325	$567	$724

The unrealized losses on investment securities available for sale were caused by market conditions. It is expected that the securities will not be settled at a price less than the par value of the investments. The Company plans to hold the securities for a period of time sufficient for the fair value of the securities to recover and it is not more likely than not that it will be required to sell the securities before recovery of their amortized cost basis. The losses are therefore not considered other-than-temporary at September 30, 2010.

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

During the second quarter of 2010, the Company recorded OTTI charges of $0.5 million to write down two asset-backed securities to their fair values. The Company intends to sell the related securities; as such, the entire OTTI loss was recorded in the condensed consolidated statement of operations. No additional OTTI write downs were required during the third quarter of 2010.

The table below provides a cumulative roll forward of credit losses recognized in operations for the nine months ended September 30, 2010 relating to the Company’s available for sale debt securities:

Balance at, January 1, 2010	$1,184
Additions for credit losses on securities not previously impaired	549
Reduction for securities sold during the year	(1,032)

Balance, at September 30, 2010	$701

Note 3 – Loans

The components of loans were as follows:

	As of
	September 30, 2010	December 31, 2009
Commercial	$50,930	$63,439
Commercial Real Estate	340,856	343,028
Residential Real Estate	212,312	220,854
Consumer and Other Loans	15,057	19,027

	619,155	646,348
Less:
Net deferred fees	(444)	(355)
Allowance for loan losses	(21,353)	(21,342)

Loans, Net	$597,358	$624,651

An analysis of the changes in the allowance for loan losses for the three and nine month periods ended September 30, 2010 and 2009 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Balance At Beginning Of Period	$19,574	$13,323	$21,342	$17,550
Charge-Offs	(7,164)	(2,931)	(15,354)	(8,498)
Recoveries	11	7	463	16
Provision For Loan Losses	8,932	3,250	14,902	4,581

Balance At End Of Period	$21,353	$13,649	$21,353	$13,649

Loan Impairment and Credit Losses.

A loan is considered impaired when, based on current information and events, it is probable the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The Company evaluates impairment on a loan-by-loan basis. Factors considered by management in determining impairment include payment status, collateral values, and the probability of collecting scheduled principal and interest payments when due. Once a loan is determined to be impaired, the impairment is measured based on the use of the loan’s most recent market value, or the fair value of the collateral if the loan is collateral dependent, or the present value of the expected future cash flows discounted at the loan’s effective interest rate. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.

Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. When the measurement of an impaired loan is less than the recorded amount of the loan, a valuation allowance is established by recording a charge to the provision for loan losses. Subsequent increases or decreases in the valuation allowance for impaired loans are recorded by adjusting the existing valuation allowance for the impaired loan with a corresponding charge or credit to the provision for loan losses. The following summarizes the amount of impaired loans:

	At September 30, 2010	At December 31, 2009
Collateral dependent loans identified as impaired:
Gross loans with no related allowance for losses (1)	$25,391	$22,386

Gross loans with related allowance for losses recorded	31,924	21,480
Less allowance on these loans	(8,127)	(5,401)

Net loans with related allowances	23,797	16,079

Net investment in collateral dependent impaired loans	49,188	38,465

Noncollateral dependent loans identified as impaired:
Gross loans with no related allowance for losses	—	5,220

Gross loans with related allowance for losses recorded	3,514	18,103
Less allowance on these loans	(1,539)	(3,400)

Net loans with related allowances	1,975	14,703

Net investment in noncollateral dependent impaired loans	1,975	19,923

Net investment in impaired loans	$51,163	$58,388

(1)	Includes loans with partial charge-offs of $11,739 with net carrying values of $19,594 at September 30, 2010.

Nonaccrual Loans

At September 30, 2010 and December 31, 2009, nonaccrual loans were as follows:

	At September 30, 2010	At December 31, 2009
Nonaccrual loans	$54,078	$46,949
Past due ninety days or more, but still accruing	8	10

	$54,086	$46,959

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

A summary of the notional amounts of the Company’s financial instruments at September 30, 2010, with off-balance-sheet risk was as follows:

Contract Amount
Unfunded loan commitments	$7,565

Unused lines of credit	$74,311

Standby letters of credit	$1,166

Note 5 – Stock-Based Compensation Plan

Certain key employees and directors of the Company have options to purchase shares of the Company’s common stock under its 2005 Stock Option Plan (the “Plan”) as amended. Under the plan, the total number of shares which may be issued shall not exceed 1,700,000. Stock options are issued at the fair value of the common stock on the date of grant and expire ten years from grant date. Stock options vest over a three year period. In 2008, the Company accelerated the vesting of all stock options and at December 31, 2008 all stock options became fully vested. There were no options granted or exercised during the nine months ended September 30, 2010. At September 30, 2010, 943,803 shares remain available for grant under the plan. A summary of stock option transactions follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Intrinsic Value
Outstanding at December 31, 2009	925,250	$15.12		$
Options forfeited	(343,000)	14.32			—

Outstanding and exercisable at September 30, 2010	582,250	$15.59	6.2 years		$—

Note 6 – Fair Values of Financial Instruments

The estimated fair values of the Company’s financial instruments were as follows:

	At September 30, 2010		At December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$43,899	$43,899	$29,361	$29,361
Available-for-sale securities	150,310	150,310	99,776	99,776
Loans, net	597,358	608,648	624,651	620,524
Federal Home Loan Bank Stock	5,032	5,032	5,417	5,417
Federal Reserve Bank Stock	2,551	2,551	3,000	3,000
Accrued interest receivable	2,444	2,444	2,429	2,429
Financial liabilities:
Deposits	$682,691	$689,878	$630,403	$639,177
Federal Home Loan Bank Advances	77,700	87,638	81,700	86,919
Accrued interest payable	817	817	1,244	1,244

Financial assets subject to fair value measurements on a recurring basis are as follows:

	Fair Value Measurements at September 30, 2010 Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of September 30, 2010:
Available for sale securities	$150,310	$—	$150,310	$—

	Fair Value Measurements at December 31, 2009 Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2009:
Available for sale securities	$99,776	$—	$99,776	$—

Impaired collateral-dependent loans are carried at fair value when the current collateral value is lower than the carrying value of the loan. Foreclosed real estate is carried at the lower of cost or fair value less estimated selling costs. Those impaired collateral-dependent loans and foreclosed real estate which are measured at fair value on a nonrecurring basis are as follows:

	Fair Value	Level 1	Level 2	Level 3	Total Losses	Losses Recorded in Operations For the Nine Months Ended September 30, 2010
As of September 30, 2010:
Impaired loans	$43,391	—	—	$43,391	$24,484	$7,298

Foreclosed real estate	$4,318	—	—	$4,318	$853	$792

(1)	Loans with a total carrying value of $5.8 million were measured for impairment using Level 3 inputs and had fair values in excess of carrying values.

Note 7 – Comprehensive Loss

FASB Topic ASC 220, “Comprehensive Income” (Formerly SFAS No. 130), requires that certain transactions and other economic events that bypass the income statement be displayed as other comprehensive income (loss). Comprehensive loss totaled $5.3 million for the three months ended September 30, 2010, and $2.6 million for the comparable period in 2009. Comprehensive loss totaled $11.2 million for the nine months ended September 30, 2010 and $5.2 million for the comparable period in 2009. The Company’s comprehensive income (loss) consists of net loss and changes in unrealized gains and losses on securities available-for-sale (net of income taxes).

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and percentages (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of September 30, 2010, that the Company and the Bank met all capital adequacy requirements to which they were subject.

As of September 30, 2010, the most recent notification from the regulatory authorities categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized an institution must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage percentages as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category. The Company’s and the Bank’s actual capital amounts and percentages are also presented in the following table:

	Actual		For Capital Adequacy Purposes		For Well Capitalized Purposes
As of September 30, 2010:	Amount	%	Amount	%	Amount	%
Total Capital to Risk-Weighted Assets:
Consolidated	$80,774	13.24%	$48,797	8.00%	N/A	N/A
Bank	78,361	12.87%	48,717	8.00%	$60,896	10.00%
Tier One Capital to Risk-Weighted Assets
Consolidated	$72,980	11.96%	$24,398	4.00%	N/A	N/A
Bank	70,579	11.59%	24,358	4.00%	$36,538	6.00%
Tier One Capital to Average Assets
Consolidated	$72,980	8.75%	$33,357	4.00%	N/A	N/A
Bank	70,579	8.59%	32,878	4.00%	$41,098	5.00%

	Actual		For Capital Adequacy Purposes		For Well Capitalized Purposes
As of December 31, 2009:	Amount	%	Amount	%	Amount	%
Total Capital to Risk-Weighted Assets:
Consolidated	$97,819	15.01%	$52,120	8.00%	N/A	N/A
Bank	79,274	12.34%	51,394	8.00%	$64,243	10.00%
Tier One Capital to Risk-Weighted Assets
Consolidated	$89,510	13.74%	$26,050	4.00%	N/A	N/A
Bank	71,087	11.07%	25,697	4.00%	$38,546	6.00%
Tier One Capital to Average Assets
Consolidated	$89,510	10.64%	$33,647	4.00%	N/A	N/A
Bank	71,087	8.57%	33,178	4.00%	$41,473	5.00%

Note 9 – Loss Per Common Share

Basic and diluted loss per share of common stock has been computed based on the weighted-average number of shares of common stock outstanding of 14,329,315 during the three and nine months ended September 30, 2010 and 14,329,315 and 11,737,688 during the three and nine months ended September 30, 2009, respectively. Basic and diluted loss per share is the same for these interim periods because of the Company’s net loss position.

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

In January 2010, the FASB issued ASU No. 2010-02, “Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary.” This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset de-recognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The adoption of this guidance had no effect on the Company’s financial statements.

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

In February 2010, the FASB issued ASU No. 2010-10 “Consolidation (Topic 855) – Amendments for Certain Investment Funds.” The amendments to the consolidation requirements of Topic 810 resulting from the issuance of Statement 167 are deferred for a reporting entity’s interest in an entity (1) that has all the attributes of an investment company or (2) for which it is industry practice to apply measurement principles for financial reporting purposes that are consistent with those followed by investment companies. The deferral does not apply in situations in which a reporting entity has the explicit or implicit obligation to fund losses of an entity that could potentially be significant to the entity. The amendments in this Update are effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009, and for interim periods within that first annual reporting period. The adoption of this guidance did not have any effect on the Company’s financial statements.

In March 2010, the FASB issued ASU No. 2010-11 “Derivatives and Hedging (Topic 815) – Amendments to Subtopic 815-15, Derivatives and Hedging-Embedded Derivatives.” Subtopic 815-15 is amended to clarify that the only type of embedded credit derivative features related to the transfer of credit risk that is exempt from derivative bifurcation requirement is one that is in the form of subordination of one financial instrument to another. As such, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination will need to assess those embedded derivatives to determine if bifurcation and separate accounting as a derivative is required. The amendments in this Update are effective as of the beginning of a reporting entity’s first interim reporting period beginning after June 15, 2010. The adoption of this guidance had no effect on the Company’s financial statements.

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

In April 2010, the FASB issued ASU No. 2010-18, “Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset.” This update provides clarification that modifications of loans that are accounted for within a pool under Subtopic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. This guidance becomes effective prospectively for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period on or after July 15, 2010 with early application permitted. The adoption of this new authoritative guidance under ASC Topic 310 had no effect on the Company’s consolidated financial statements, results of operations or liquidity.

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

Note 11 - Subsequent Event

Prior to the payment of dividends on the Company’s preferred stock issued under the U.S. Treasury Department’s Capital Purchase Program (CPP Dividends), it must request and be granted approval by the Federal Reserve Bank of Atlanta. The Company submitted a request to the Federal Reserve Bank to pay CPP Dividends amounting to $280, which are payable on November 15, 2010. On November 8, 2010, the Company received notice from the Federal Reserve Bank that it was unwilling to approve the Company’s request to pay these CPP Dividends. All future requests for CPP Dividend payments will be reviewed on a case-by-case basis by the Federal Reserve Bank.

Florida Bank Group, Inc.

Review by Independent Registered Public Accounting Firm

Hacker, Johnson & Smith, PA., the Company’s independent registered public accounting firm, has made a limited review of the financial data as of September 30, 2010, and for the three and nine month periods ended September 30, 2010 and 2009 presented in this document, in accordance with standards established by the Public Company Accounting Oversight Board.

The report of Hacker, Johnson & Smith, PA., furnished pursuant to Article 10 of Regulation S-X, is included on the following page herein.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Florida Bank Group, Inc.

Tampa, Florida:

We have reviewed the accompanying condensed consolidated balance sheet of Florida Bank Group, Inc. (the “Company”) as of September 30, 2010, the related condensed consolidated statements of operations and other comprehensive income (loss) for the three and nine month periods ended September 30, 2010 and 2009, and the related condensed consolidated statements of changes in stockholders’ equity and cash flows for the nine month periods ended September 30, 2010 and 2009. These interim condensed consolidated financial statements are the responsibility of the Company’s management.

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

November 15, 2010

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

In this Quarterly Report on Form 10-Q, we may refer to Florida Bank Group, Inc. as the “Holding Company,” and to Florida Bank as the “Bank”. Collectively, we may refer to the Holding Company and the Bank and ACIC Properties, Inc. as “we,” “us,” or “our”.

Business Overview

We are a bank holding company under the Bank Holding Company Act of 1956, as amended, headquartered in Tampa, Florida. We were incorporated on January 12, 2007, under the laws of the State of Florida. We are the sole shareholder of Florida Bank, a Florida chartered commercial bank that provides a wide range of business and consumer financial services in its target marketplace. The Bank currently operates 15 banking offices located in Hillsborough, Pinellas, Duval, St. Johns, Sarasota, Manatee and Leon counties, Florida. The Bank owns all of the outstanding shares of ACIC Properties, Inc., which markets and sells substandard loans and foreclosed real estate properties. As of September 30, 2010, we had $867.9 million in total assets, including $597.4 million in net loans, and $682.7 million in deposits.

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

Our strategy is geared toward building a preeminent community bank in the state of Florida. Our goal is to have a significant market share (as defined by deposits) among community banks, in each of the markets in which we operate. As part of our business strategy, we may evaluate business combinations with other institutions. In keeping with this particular strategy, on July 14, 2010, we entered into a definitive merger agreement with Anderen Financial, Inc. (“AFI”), pursuant to which we agreed to merge with AFI in an all-stock transaction, pursuant to which AFI’s wholly owned subsidiary, Anderen Bank, will be merged into our wholly owned subsidiary, Florida Bank, (the “Bank Merger”). Each AFI shareholder will receive 1.32 shares of the Company’s common stock for each AFI share of common stock owned. The transaction, approved by the boards of directors of both companies, is subject to regulatory and AFI shareholder approval and certain other closing conditions. On a pro forma basis, the combined entities will have total assets of over $1 billion. The proposed merger, if approved, will offer our clients additional convenience and a broader array of products and services in addition to providing us with access to a broader customer base. We believe that the combined company will benefit from greater efficiencies and economies of scale, which will result in an improved earnings outlook. Please see Part II Item 1a for a discussion of additional risk factors relating to the proposed merger.

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

Subsequent Actions

On October 13, 2010, we submitted the following applications for the approval of the merger with AFI to the Federal Reserve Bank of Atlanta and the Florida Office of Financial Regulations:

1.	Interagency Bank Merger Act Application – seeking approval for the merger of Anderen Bank with and into Florida Bank.

2.	Form FR Y-3 Application to Become a Bank Holding Company and Acquire an Additional Bank Holding Company – Seeking approval of the Federal Reserve for the formation of Franklin Acquisition Company, LLC (“Merger Co”) as a bank holding company, merging AFI with and into Merger Co and merging Merger Co with and into the Holding Company.

3.	Form OFR-U-19 Application for Approval to Merge a Bank – seeking approval of the Florida Office of Financial Regulation for approval of the Bank Merger.

The above applications must be approved before the merger can be completed and effective.

QUARTERLY PERFORMANCE OVERVIEW

A summary overview of our financial performance for the third quarter of 2010 versus the third quarter of 2009 is provided below:

•

For the three months ended September 30, 2010, we experienced an increase in net interest income before provision for loan losses, an increase in noninterest income and a decrease in noninterest expenses.

•

For the three months ended September 30, 2010, we recorded a net loss available to common stockholders (“net loss”) of $ 4.3 million, or $0.30 per basic and diluted share. These results compared with a net loss of $3.4 million, or $0.24 per basic and diluted share for the same period in 2009. The increase in net losses for the 2010 period as compared to the 2009 period was mostly driven by an increase in our provision for loan losses, which more than offset the increase in noninterest income and net interest income before provision for loan losses.

•

The loan loss provisions were $8.9 million and $3.3 million for the quarters ended September 30, 2010 and 2009, respectively. The provision for the current quarter reflects required additions to reserves for collateral devaluation on existing impaired loans and to a lesser extent, for newly impaired loans. See below for discussion on loan loss reserves.

•	Noninterest income increased $3.4 million from the third quarter ended September 30, 2009, primarily due to gains recognized on the sale of securities available for sale.

•

Noninterest expense for the three months ended September 30, 2010, decreased $0.4 million or 5.6% from the third quarter of 2009 mostly due to lower insurance and a decrease in foreclosed real estate related expenses.

•

During the three months ended September 30, 2010, we recorded $0.3 million of additional salary and employee benefit expenses related to a reduction in force that resulted in the elimination of 19 full time positions. See below for further discussion.

•

As of September 30, 2010, total assets were $867.9 million compared to $830.3 million at December 31, 2009, an increase of $37.6 million or 4.5%. The increase in assets reflects a $50.5 million increase in investment securities, a $14.5 million increase in cash and cash equivalents and a $6.1 million increase in deferred tax assets. Most of the increase relates to increases in our total deposits. These increases were offset in part by a $27.3 million decrease in net loans, a $4.4 million decrease in foreclosed real estate and $1.9 million of other miscellaneous decreases. The reduction in the net loan balance reflects a combination of decreased loan demand, loan payoffs and loan charge offs.

•

As of September 30, 2010, the allowance for loan losses totaled $21.4 million, or 3.5% of total loans compared to $21.3 million, or 3.3% of total loans as of December 31, 2009. The allowance represents 39.5% of non-performing loans at September 30, 2010 compared to 45.4% at December 31, 2009.

•

As of September 30, 2010, total deposits were $682.7 million, up $52.3 million or 8.3% compared to December 31, 2009. This increase was comprised of increases in money market deposits of $41.5 million, noninterest-bearing demand deposits of $8.3 million and time deposits of $6.0 million, offset in part by a $3.5 million decrease in interest-bearing demand and savings deposits.

•

Borrowed funds, consisting of Federal Home Loan Bank of Atlanta (FHLB) advances, totaled $77.7 million at September 30, 2010, compared to $81.7 million at December 31, 2009, a decrease of $4.0 million or 4.9%.

•	At September 30, 2010 and December 31, 2009, our capital ratios all surpassed regulatory measures to be considered “well capitalized.”

RESULTS OF OPERATIONS

Summary of Results of Operation for the Three Months Ended September 30, 2010 and 2009

Following is a condensed operations summary for the three months ended September 30, 2010 and 2009 (in thousands, except per share amounts):

	For the Three Months Ended		2010 vs. 2009	Change %
	September 30, 2010	September 30, 2009
Interest Income	$9,599	$10,107	$(508)	-5.0%
Interest Expense	3,848	5,066	(1,218)	-24.0%

Net Interest Income before provision for loan losses	5,751	5,041	710	14.1%
Provision for Loan Losses	8,932	3,250	5,682	174.8%
Noninterest income	3,809	440	3,369	765.7%
Noninterest expenses	6,920	7,331	(411)	-5.6%

Loss before income tax benefit	(6,292)	(5,100)	(1,192)	23.4%
Income tax benefit	(2,362)	(1,919)	(443)	23.1%

Net Loss	(3,930)	(3,181)	(749)	23.5%
Preferred stock dividend and discount accretion	(330)	(246)	(84)	34.1%

Net loss available to common stockholders	$(4,260)	$(3,427)	$(833)	24.3%

Loss per common share - basic and diluted	$(0.30)	$(0.24)	$0.06	-25.1%

Selected Operating Ratios:
Return on Average Assets	-1.95%	-1.56%
Return on Average Equity	-15.53%	-10.69%
Equity to Assets Ratio	11.78%	14.78%

Net Loss

Net loss available to common stockholders totaled $4.3 million ($0.30 per diluted share) for the three months ended September 30, 2010 compared to a net loss available to common stockholders of $3.4 million ($0.24 per diluted share) for the three months ended September 30, 2009. The factors affecting the $0.8 million increase are displayed in the table above. A more detailed discussion of each major component of our financial performance is provided below.

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

The $0.7 million increase in net interest income for the third quarter of 2010 compared to the 2009 period is the result of a $1.2 million decrease in interest expense offset in part by a $0.5 million decrease in interest income. The decrease in interest expense is mostly the result of decreases in our deposit rates, primarily related to time deposits, as our time deposits maturing towards the end of 2009 and the first quarter of 2010 were generally re-priced into a much lower interest rate environment. Time deposits carry a fixed rate of interest to maturity and most of our borrowings provide for a fixed rate of interest until maturity or conversion date. The average balance and interest rate paid on time deposits for the three month period ended September 30, 2010, was $338.7 million and 2.73% respectively, compared to an average balance and interest paid of $387.9 million and 3.51%, respectively, for the same period in 2009. In addition, we reduced our interest expense on borrowings through the early retirement and restructuring of certain higher cost advances from the FHLB.

The decrease in interest on loans was primarily the result of an increase in the non recognition of interest income on non accruing loans in addition to a reduction in our average loan balances. The balance in non accruing loans was $54.1 million at September 30, 2010, an increase of $20.2 million from the balance at September 30, 2009. Average loan balances were $629.9 million at September 30, 2010, a decrease of $14.2 million from the average loan balance at September 30, 2009.

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

($ in thousands)

	September 30, 2010			September 30, 2009
	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Loans	$629,863	$8,453	5.32%	$644,023	$9,093	5.60%
Securities available for sale	140,064	1,075	3.04%	90,027	939	4.14%
Other interest-earning assets	48,108	71	0.59%	86,464	75	0.34%

Total Earning Assets	818,035	9,599	4.66%	820,514	10,107	4.89%
Cash & Due from Banks	2,632			2,988
Allowance For Loan Losses	(19,654)			(11,996)
Other Assets	65,532			57,515

Total Assets	$866,545			$869,021

LIABILITIES
Demand	$69,450	$137	0.78%	$42,789	$111	1.03%
Savings	11,068	15	0.54%	12,667	25	0.78%
Money Market	188,668	598	1.26%	160,831	648	1.60%
Time	338,748	2,327	2.73%	387,891	3,429	3.51%

Total Interest Bearing Deposits	607,934	3,077	2.01%	604,178	4,213	2.77%
FHLB advances	77,700	771	3.94%	81,700	853	4.14%
Other borrowings	—	—	0.00%	26	—	0.00%

Total Interest Bearing Liabilities	685,634	3,848	2.23%	685,904	5,066	2.93%
Noninterest bearing Deposits	64,724			50,783
Other Liabilities	7,364			5,124

Total Liabilities	757,722			741,811
Total Shareholder’s Equity	108,823			127,210

Total Liabilities & Shareholder’s Equity	$866,545			$869,021

Interest Rate Spread			2.43%			1.96%

Net Interest Income		$5,751			$5,041

Net Interest Margin			2.79%			2.44%

Going forward, we expect short-term market interest rates to remain low for a period of time. We expect deposit costs to continue to decline but they may decrease more slowly or to a lesser extent than loan and investment yields. If there is strong demand in the financial markets and banking system for liquidity, then this may lead to elevated pricing competition for deposits, thereby, limiting any net interest margin expansion.

Provision for Loan Losses

The provision for loan losses for the quarter ended September 30, 2010, was $8.9 million compared to $3.3 million for the quarter ended September 30, 2009. The increase in the provision for loan losses reflects a continued contraction of commercial and residential real estate activity and the ripple effect on our local economies resulting in an increase in nonperforming loans, a reduction in the fair values of loan collateral and an increase in our net loan charge-off experience compared to the same period in 2009. Our nonperforming loans were $54.1 million as of September 30, 2010, compared to $33.9 million as of September 30, 2009. Net charge-offs in the third quarter of 2010 totaled $7.2 million compared to $2.9 million in the same period in 2009. At September 30, 2010, the allowance for loan losses, at $21.4 million, was 3.5% of outstanding loans (net of overdrafts) and provided coverage of 39.5% of nonperforming loans. At September 30, 2009, the allowance for loan losses was $13.6 million, representing 2.1% of outstanding loans (net of overdrafts) and provided coverage of 40.2% of nonperforming loans.

The continued local economic contraction is evidenced by continued high unemployment levels in the markets in which we operate. Foreclosures and distressed sales continue to negatively impact the value of local real estate. As a consequence of the economic slowdown discussed above, both individual and business customers have continued to exhibit difficulty in timely payment of their loan obligations. Management performs regular internal loan reviews and regularly engages the services of third party loan review firms to obtain an independent review of our loans. In addition, various regulatory agencies, as an integral part of their examination process, review our allowance for loan losses. Management considers the results of each of these reviews in establishing its estimated allowance for loan losses. We will continue to monitor the credit quality of the loan portfolio in order for management to record the provision which it believes is necessary to maintain the allowance for loan losses at an appropriate level.

While there were previous indications that the trend of local economic contractions may be nearing a plateau, we cannot be sure how long the economic contraction will continue. Consequently, we may experience higher levels of delinquent and nonperforming loans, which may require higher provisions for loan losses, higher charge-offs and higher collection related expenses in future periods.

Noninterest Income

Noninterest income on a recurring basis is derived principally from loan and deposit fees, securities gains or losses on securities held for sale and other miscellaneous sources. Noninterest income increased $3.4 million primarily due to the recognition of a $3.2 million net gain on the sales of securities available for sale.

Noninterest Expense

The table below reflects the major components of noninterest expense (in thousands):

	Three Months Ended September 30,
	2010	2009
Salaries and employee benefits	$3,324	$3,233
Occupancy	1,428	1,414
Data Processing	291	380
Stationary, printing and supplies	67	84
Business development	114	90
Insurance, including deposit insurance premium	545	964
Professional fees	426	203
Marketing	14	24
Loss on sale of foreclosed real estate	127	380
Write-down of foreclosed real estate	150	—
Foreclosed real estate expense	142	228
Other	292	331

Total noninterest expenses	$6,920	$7,331

The $0.4 million, or 5.6%, decrease in noninterest expense for the three months ended September 30, 2010, compared to the same period in 2009 was mostly due to a $0.4 million decrease in insurance, a $0.3 million decrease in loss on sale of foreclosed real estate and a $0.3 million decrease in various other expenses. During the third quarter of 2010, we had a reduction in force which resulted in the loss of 19 employees and the recording of $0.3 million in additional salary and benefit expenses, all of which related to employee severance. The purpose of the reduction in force was to more closely align our expense structure with our related revenues. Under our current operating structure, this specific action could result in a $2.0 million reduction in salary and benefit expenses on an annualized basis. Partially offsetting the expense decreases was a $0.2 million increase in professional fees which were mostly related to the proposed merger activities.

Preferred Stock Dividend Requirements

On July 24, 2009, the Holding Company issued 20,471 shares of Series A preferred stock and warrants to purchase 1,024 shares of Series B preferred stock to the U.S. Treasury for proceeds of $20.5 million under the U.S. Treasury’s Capital Purchase Program. The warrants were immediately exercised by the U.S. Treasury on July 24, 2009 for shares of Series B preferred stock. The terms of the Series A preferred stock require quarterly dividend payments of 5% per annum of the outstanding principal during the first five years the issue is outstanding after which the dividend rate increases to 9% per annum. The terms of the Series B preferred stock require quarterly dividend payments of 9% per annum of the outstanding principal. Preferred stock dividend requirements and discount accretion for the quarter ended September 30, 2010 totaled $330,000. See discussion below regarding preferred stock dividend payments under the section titled “Capital Resources,”

Summary of Results of Operation for the Nine Months Ended September 30, 2010 and 2009

Following is a condensed earnings summary for the nine months ended September 30, 2010 and 2009 (in thousands, except per share amounts):

	For the Nine Months Ended
	September 30, 2010	September 30, 2009	2010 vs. 2009	Change %
Interest Income	$29,025	$30,745	$(1,720)	-5.6%
Interest Expense	12,097	16,688	(4,591)	-27.5%

Net Interest Income before provision for loan losses	16,928	14,057	2,871	20.4%
Provision for Loan Losses	14,902	4,581	10,321	225.3%
Noninterest income	4,357	1,474	2,883	195.6%
Noninterest expenses	21,651	19,034	2,617	13.7%

Loss before income tax benefit	(15,268)	(8,084)	(7,184)	88.9%
Income tax benefit	(5,715)	(3,042)	(2,673)	87.9%

Net Loss	(9,553)	(5,042)	(4,511)	89.5%
Preferred stock dividend and discount accretion	(990)	(246)	(744)	302.4%

Net loss available to common stockholders	$(10,543)	$(5,288)	$(5,255)	99.4%

Loss per common share - basic and diluted	$(0.74)	$(0.45)	$0.29	-63.3%

Selected Operating Ratios:
Return on Average Assets	-1.66%	-0.82%
Return on Average Equity	-12.67%	-6.52%
Equity to Assets Ratio	11.78%	14.78%

Net Loss

Net loss available to common stockholders totaled $10.5 million ($0.74 per diluted share) for the nine months ended September 30, 2010 compared to a net loss available to common stockholders of $5.3 million ($0.45 per diluted share) for the nine months ended September 30, 2009. The factors affecting the $5.2 million increase are displayed in the table above. A more detailed discussion of each major component of our financial performance is provided below.

Net Interest Income before Provision for Loan Losses

The $2.9 million increase in net interest income before provision for loan losses for the nine months ended September 30, 2010, compared to the same period in 2009 is the result of a $4.6 million decrease in interest expense offset in part by a $1.7 million decrease in interest income. The decrease in interest expense is mostly the result of decreases in our deposit rates, primarily related to time deposits, as our time deposits maturing towards the end of 2009 and most of 2010 were generally re-priced into a much lower interest rate environment. The average balance and interest rate paid on time deposits for the nine month period ended September 30, 2010 was $348.5 million and 2.88%, respectively compared to an average balance and interest paid of $415.0 million and 3.71%, respectively, for the same period in 2009. In addition, we reduced our interest expense on borrowings through the early retirement and restructuring of certain higher cost advances from the FHLB.

The decrease in interest on loans was primarily the result of an increase in the non recognition of interest income on non accruing loans in addition to a reduction in our average loan balances. The balance in non accruing loans was $54.1 million at September 30, 2010, an increase of $20.2 million from the balance at September 30, 2009. The average loan balance for the nine month period ended September 30, 2010, was $637.8 million, a decrease of $18.9 million from the average loan balance for the nine month period ended September 30, 2009.

The following table reflects the components of net interest income, setting forth for the nine month periods presented, (1) average assets, liabilities and shareholders’ equity, (2) interest income earned on interest-earning assets and interest paid on interest-bearing liabilities, (3) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, (4) our net interest spread (i.e., the average yield on interest-earning assets less the average rate on interest-bearing liabilities) and (5) our net interest margin (i.e., the net yield on interest earning assets):

($ in thousands)

	September 30, 2010			September 30, 2009
	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Loans	$637,833	$25,681	5.38%	$656,746	$27,768	5.65%
Securities available for sale	122,335	3,148	3.44%	83,840	2,740	4.37%
Other interest-earning assets	43,927	196	0.60%	78,217	237	0.41%

Total Earning Assets	804,095	29,025	4.83%	818,803	30,745	5.02%
Cash & Due from Banks	2,647			5,573
Allowance For Loan Losses	(21,435)			(14,250)
Other Assets	66,023			56,706

Total Assets	$851,330			$866,832

LIABILITIES
Demand	$67,121	$458	0.91%	$43,720	$331	1.01%
Savings	11,900	56	0.63%	11,861	101	1.14%
Money Market	165,717	1,688	1.36%	143,479	2,084	1.94%
Time	348,480	7,501	2.88%	415,039	11,504	3.71%

Total Interest Bearing Deposits	593,218	9,703	2.19%	614,099	14,020	3.05%
FHLB advances	78,982	2,394	4.05%	85,378	2,668	4.18%
Other borrowings	18	—	0.00%	514	—	0.00%

Total Interest Bearing Liabilities	672,218	12,097	2.41%	699,991	16,688	3.19%
Noninterest bearing Deposits	62,133			51,169
Other Liabilities	5,746			7,298

Total Liabilities	740,097			758,458
Total Shareholder’s Equity	111,233			108,374

Total Liabilities & Shareholder’s Equity	$851,330			866,832

Interest Rate Spread			2.42%			1.83%

Net Interest Income		$16,928			$14,057

Net Interest Margin			2.81%			2.30%

Provision for Loan Losses

The provision for loan losses for the nine months ended September 30, 2010, was $14.9 million compared to $4.6 million for the nine month period ended September 30, 2009. The increase in the provision for loan losses reflects a continued increase in nonperforming loans, the continued erosion in the fair values of loan collateral and an increase in our loan loss factors compared to the same period in 2009. Our nonperforming loans were $54.1 million as of September 30, 2010, compared to $33.9 million as of September 30, 2009. Net charge-offs during the nine month period ended September 30, 2010 totaled $14.9 million compared to $8.5 million in the same period in 2009. See above for a discussion of allowance for loan losses coverage and a discussion of economic factors’ effect on our loan loss reserves.

Noninterest Income

The increase in noninterest income of $2.9 million for the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009, was mostly due to a $3.0 million increase in gain on the sale of securities available for sale and an increase in bank fees and other miscellaneous bank service charges of $0.4 million, offset in part by an other-than-temporary impairment (“OTTI”) of securities available for sale of $0.5 million. See the expanded discussion below under the section titled “OTTI.”

Noninterest Expense

The table below reflects the major components of noninterest expense (in thousands):

	Nine Months Ended September 30,
	2010	2009
Salaries and employee benefits	$10,819	$7,770
Occupancy	4,164	4,213
Data Processing	890	1,202
Stationary, printing and supplies	226	224
Business development	316	242
Insurance, including deposit insurance premium	1,549	1,824
Professional fees	1,339	495
Marketing	51	78
FHLB advance prepayment penalties	41	1,296
Loss on sale of foreclosed real estate	262	424
Write-down of foreclosed real estate	792	—
Foreclosed real estate expense	327	436
Other	875	830

Total noninterest expenses	$21,651	$19,034

The $2.6 million, or 13.8% increase in noninterest expense for the nine months ended September 30, 2010 compared to the same period in 2009 was primarily due to higher salary and employee benefit expense of $3.0 million, which primarily resulted from an increase in the number of employees in connection with the opening of two new branch locations towards the end of the second quarter of 2009, an increase in professional fees of $0.8 million mostly related to merger activities and public company related expenses, a write down of foreclosed real estate of $0.8 million and severance expense of $0.3 million relating to the release of 19 employees at the end of the third quarter of 2010. These increases were offset in part by a decrease in FHLB prepayment penalties of $1.3 million and a decrease in insurance and data processing expenses of $0.6 million, combined. As a result of our reduction in force, we expect that salary and employee benefit expenses should decrease through the remainder of this year and into 2011, under our current operating structure.

FINANCIAL CONDITION

Total assets at September 30, 2010 were $867.9 million, an increase of $37.6 million or 4.5%, from total assets at December 31, 2009. Total cash and cash equivalents at September 30, 2010 were $43.9 million, up $14.5 million, or 49.5%, from cash and cash equivalents at December 31, 2009. Investment securities available for sale increased $50.5 million, or 50.6%, to $150.3 million at September 30, 2010 from $99.8 million at December 31, 2009. The increases in cash and in investment securities available for sale mostly resulted from increases in our money market and time deposits. Our net loans decreased $27.3 million, or 4.4%, to $597.4 million at September 30, 2010 from $624.7 million at December 31, 2009. The decrease in net loans was primarily due to principal repayments and additions to allowance for loan losses. Foreclosed real estate decreased $4.4 million or 50.7% at September 30, 2010, compared to December 31, 2009, primarily as a result of sales of certain foreclosed properties.

Total liabilities at September 30, 2010 increased $48.6 million to $765.6 million from $717.0 million at December 31, 2009. The change primarily reflects an increase in total deposits of $52.3 million, offset in part by a $4.0 million decrease in FHLB advances.

Total stockholders’ equity decreased $11.1 million to $102.3 million at September 30, 2010 from $113.4 million at December 31, 2009. The decrease reflects a net loss of $9.6 million, preferred stock dividends and discount accretion of $0.8 million and a change in unrealized holding loss on available-for-sale securities of $0.7 million.

Loans and Non-Performing Assets

Loan Portfolio.

Our loan portfolio consists principally of loans to individuals and small and medium-sized businesses within our primary market areas of greater Tampa Bay, Jacksonville and Tallahassee, Florida. The table below shows our loan portfolio composition for the periods presented:

($ in Thousands)

	As of
	September 30, 2010	December 31, 2009
Commercial	$50,930	$63,439
Commercial Real Estate (1)	340,856	343,028
Residential Real Estate	212,312	220,854
Consumer and Other Loans	15,057	19,027

	619,155	646,348
Less:
Net deferred fees	(444)	(355)
Allowance for loan losses	(21,353)	(21,342)

Loans, Net	$597,358	$624,651

(1)	Includes $132.9 million and $132.7 million of owner-occupied nonresidential properties at September 30, 2010 and December 31, 2009, respectively.

The overall decrease in gross loans was primarily the result of net charge-offs and loan payoffs by customers.

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

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Management considers the results of each of these evaluations in establishing its estimated allowance for loan losses. We will continue to monitor the credit quality of the loan portfolio in order for management to record the provision which it believes is necessary to maintain the allowance for loan losses at an appropriate level.

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

As of September 30, 2010, we held an allowance for loan losses of $21.4 million or 3.5% of total loans compared to the allowance for loan losses of $21.3 million or 3.3% of total loans at December 31, 2009. Based on an analysis performed by management, as of September 30, 2010, management considers the allowance for loan losses to be adequate to cover probable incurred credit losses in the portfolio as of that date. However, management’s judgment is based upon a number of assumptions, which are believed to be reasonable, but which may or may not prove valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that significant additional increases in the allowance for loan losses will not be required. In addition, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses. Such agencies may require us to recognize additions to the allowance based on their judgments about information available to them at the time of their examination. As a direct result of these factors and the analyses performed in conjunction with the sustained weakness in asset values, particularly real estate, we recorded loan loss provisions totaling $14.9 million during the nine month period ended September 30, 2010 which, when offset by net charge-offs of $14.9 million in the same period, resulted in our reserve remaining virtually unchanged from December 31, 2009. We established specific reserves for impaired loans and general reserves for the remainder of the portfolio as follows (in thousands):

	September 30, 2010	December 31, 2009
Specific Reserves:
Impaired loans with no specific reserves	$25,391	$27,606
Impaired loans with specific reserves	35,438	39,583

Total impaired loans	$60,829	$67,189
Reserve	$9,666	$8,801
Reserve % of impaired loans	15.89%	13.10%
General Reserves:
Loans subject to general reserve	$558,326	$579,159
Reserve	$11,687	$12,541
Reserve % of loans	2.09%	2.17%

During the three and nine months ended September 30, 2010 and 2009, the activity in our loan loss allowance was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Balance At Beginning Of Period	$19,574	$13,323	$21,342	$17,550
Charge-Offs	(7,164)	(2,931)	(15,354)	(8,498)
Recoveries	11	7	463	16
Provision For Loan Losses	8,932	3,250	14,902	4,581

Balance At End Of Period	$21,353	$13,649	$21,353	$13,649

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Charge-Offs:
Commercial	$(700)	$(91)	$(821)	$(293)
Commercial Real Estate	(4,116)	(1,391)	(9,075)	(3,715)
Residential Mortgage	(1,791)	(1,288)	(4,495)	(4,262)
Consumer and Other Loans	(557)	(161)	(963)	(228)

	$(7,164)	$(2,931)	$(15,354)	$(8,498)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Recoveries:
Commercial	$2	$—	$366	$1
Commercial Real Estate	1	—	5	—
Residential Mortgage	8	6	92	14
Consumer and Other Loans	—	1		1

	$11	$7	$463	$16

The following table reflects the allowance allocation per loan category and percent of dollar value of loans in each category to total dollar value of loans for the periods indicated (in thousands):

	September 30, 2010		December 31, 2009
	Amount	%	Amount	%
Commercial	$2,128	8.23%	$2,136	9.81%
Commercial Real Estate	15,492	55.05%	13,081	53.07%
Residential Mortgage	3,675	34.29%	5,393	34.17%
Consumer and Other Loans	57	2.43%	732	2.95%

Total allowance	$21,353	100%	$21,342	100%

Management continuously monitors and actively manages the credit quality of the loan portfolio and will continue to recognize the provision required to maintain the allowance for loan losses at an appropriate level. During the economic slowdown discussed above, some of our customers have exhibited difficulty in timely payment of their loan obligations. We cannot be certain how long the economic slowdown in our market will continue. Consequently, we may experience higher levels of delinquent and nonperforming loans, which may require higher provisions for loan losses, higher charge-offs and higher collection related expenses in future periods.

Non-Performing Assets

Non-performing assets include non-accrual loans and foreclosed real estate. Non-accrual loans represent loans on which interest accruals have been discontinued. Foreclosed real estate is comprised principally of real estate properties obtained in partial or total loan satisfactions and is included in other assets at its estimated fair value less selling costs. During the nine months ended September 30, 2010, foreclosed real estate decreased $4.4 million due to sales of such properties.

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

	Balance as of
	September 30, 2010	December 31, 2009
Non-Accrual	$54,078	$46,949
Non-performing Restructured Loans	—	—

Total Non-Performing Loans	54,078	46,949
Foreclosed Real Estate	4,318	8,761

Total Non-Performing Assets	$58,396	$55,710

Non-Performing Loans as a Percentage of Total Loans, net of Deferred Fees	8.74%	7.27%

Non- Performing Assets as a Percentage of Total Assets	6.73%	6.61%

Past Due 90 or more days and still accruing	$8	$10

As of September 30, 2010, we had $6.8 million in restructured loans, or TDRs, that are in compliance with their modified terms. The criteria for a TDR loan to be considered performing is as follows: (1) none of its principal and interest is due and unpaid, and we expect repayment of the remaining contractual principal and interest, or (2) when the TDR loan otherwise becomes well secured and in the process of collection. Since these loans have met the criteria, management does not consider these loans to be non-performing and have not included them in the table above.

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

The Bank has unsecured overnight federal funds purchased accommodation up to a maximum of $14.0 million from our correspondent banks. Further, the Bank has invested in FHLB stock for the purpose of establishing credit lines with the FHLB. The credit availability to the Bank on these credit lines is based on the amount of collateral pledged and limited by a percentage of the Bank’s total assets as reported on its most recent quarterly financial information submitted to the regulators. As of September 30, 2010 we had $77.7 million of FHLB advances outstanding and $28.2 million of letters of credit used in lieu of pledging securities to the State of Florida. Our unused borrowing capacity as of September 30, 2010, was approximately $49.0 million.

As of September 30, 2010, we had unfunded loan commitments of $7.6 million and unused lines and letters of credit totaling approximately $75.5 million. We believe the likelihood of these commitments either needing to be totally funded or funded at the same time is low. However, should significant funding requirements occur, the Bank has available borrowing capacity from various sources as discussed above.

As of September 30, 2010, our gross loan to deposit ratio was 90.7% compared to 102.4% at December 31, 2009. Management monitors and assesses the adequacy of our liquidity position on a daily and monthly basis to ensure that sufficient sources of liquidity are maintained and available. We believe that based on current forecasts operating cash flows and available sources of liquidity will be sufficient to meet all operating needs, including planned capital expenditures for the next 12 to 18 months.

Major sources of increases and decreases in cash and cash equivalents were as follows for the nine months ending September 30, 2010 and 2009:

(Dollars in thousands)	September 30, 2010	September 30, 2009
Provided by (used in) operating activities	$907	$(5,413)
Used in investing activities	(33,821)	(28,525)
Provided by financing activities	47,452	30,301

Net increase (decrease) in cash and cash equivalents	$14,538	$(3,637)

Operating Activities

Net cash provided by operating activities of continuing operations was $0.9 million for the nine months ended September 30, 2010, compared to cash used by operating activities of $5.4 million for the same period in 2009. The $6.3 million improvement is mostly attributable to $2.9 million from an increase in accrued expenses and other liabilities, $1.1 million from an increase in official checks, $1.7 million from an increase in net income, adjusted for non-cash items, and $0.7 million from a decrease in prepaid and other expenses.

Investment Activities

Cash flows used in investing activities was $33.8 million for the nine months ended September 30, 2010, compared to $28.5 million for the nine months ended September 30, 2009. The $5.3 million change reflects the following: Increased usage of $147.3 million for the purchase of securities available for sale; an $0.8 million increase for the acquisition of premises and equipment and a $0.4 million increase for the redemption of FHLB stock; offset in part by decreases in investing activities of $127.4 million related to proceeds from the sale of securities available for sale; $10.1 million related to a decrease in loans; $4.1 million primarily related to the sale of foreclosed real estate; and, $1.2 million related to the redemption of Federal Reserve Bank Stock.

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

As of September 30, 2010, our securities portfolio totaled $150.3 million compared to $99.8 million as of December 31, 2009, an increase of $50.5 million. For both periods, all of our securities were classified as available for sale. The increase in the investment portfolio during the first nine months of 2010 is primarily due to the purchase of government sponsored mortgaged-backed securities. We do not actively trade securities and do not expect to do so in the future.

The following table sets forth the carrying amount of our investment portfolio, as of the periods indicated:

($ in Thousands)

	Balance as of
	September 30, 2010	December 31, 2009
Fair value of investement in:
Mortgage backed securities	$149,762	$95,278
Corporate bonds	—	4,196
Asset backed securities	48	302
Mutual Funds	500	—

Total	$150,310	$99,776

Federal Reserve Bank stock	$2,551	$3,000

Federal Home Loan Bank stock	$5,032	$5,417

OTTI

As of December 31, 2009, we owned approximately $641,000 of asset backed securities at amortized cost. During the first nine months of 2010, the estimated fair value of certain of these securities declined due to changes in the cash flow and discount rate assumptions used to estimate the value of these securities and we determined that the further declines in values were other than temporary under generally accepted accounting principles. As a result, we recorded $549,000 of OTTI loss in the second quarter of 2010. No OTTI losses were recorded in the third quarter of 2010.

Please see Note 7 to our September 30, 2010 Condensed Consolidated Financial Statements for a discussion on Other Comprehensive Loss related to our securities classified as available-for-sale.

Financing Activities

The Bank’s primary source of funds is deposits. Those deposits are provided by businesses, municipalities, and individuals located within the markets served by the Bank. For the nine months ended September 30, 2010, total deposits increased $52.3 million to $682.7 million compared to $630.4 million as of December 31, 2009.

For the nine months ended September 30, 2010 and 2009 the distribution by type of our deposit accounts was as follows (in thousands):

	As of September 30, 2010			As of September 30, 2009
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Noninterest bearing accounts	$62,133	$—	0.00%	$51,169	$—	0.00%

Interest bearing accounts:
Savings, Now and MMKT	244,738	2,202	1.20%	199,060	2,516	1.69%
CDs	348,480	7,501	2.88%	415,039	11,504	3.71%

Total Interest Bearing Deposits	593,218	9,703	2.19%	614,099	14,020	3.05%

Average Total Deposits	$655,351	$9,703	1.98%	$665,268	$14,020	2.82%

Brokered deposits included in total deposits	$63,652			$89,390

Brokered deposits as a percentage of total deposits	9.71%			13.44%

Capital Resources

The assessment of capital adequacy depends on a number of factors such as asset quality, liquidity, earnings performance, changing competitive conditions and economic forces. We seek to maintain a strong capital base to support our business activities, to provide stability to current operations and to promote public confidence.

As of September 30, 2010 and December 31, 2009, we exceeded the levels of capital required in order to be considered “well capitalized” by the regulatory authorities. The basic measures of capitalization applied by the regulatory authorities are provided below as of September 30, 2010 and December 31, 2009 for the Company and the Bank:

	As of September 30, 2010	As of December 31, 2009	Minimum to be Well Capitalized
Total Risk Based Capital Ratio - Consolidated	13.24%	15.01%	N/A
Total Risk Based Capital Ratio - Bank	12.87%	12.34%	10.00%
Tier One Risk Based Capital Ratio - Consolidated	11.96%	13.74%	N/A
Tier One Risk Based Capital Ratio - Bank	11.59%	11.07%	6.00%
Tier One Leverage Ratio - Consolidated	8.75%	10.64%	N/A
Tier One Leverage Ratio - Bank	8.59%	8.57%	5.00%

Prior to the payment of dividends on our preferred stock issued under the U.S. Treasury Department’s Capital Purchase Program (CPP Dividends), we must request and be granted approval by the Federal Reserve Bank of Atlanta. We submitted a request to the Federal Reserve Bank to pay CPP Dividends amounting to $280,000, which are payable on November 15, 2010. On November 8, 2010, we received notice from the Federal Reserve Bank that it was unwilling to approve our request to pay these CPP Dividends. All future requests for CPP Dividend payments will be reviewed on a case-by-case basis by the Federal Reserve Bank.

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

Off-Balance Sheet Arrangements.

We do not currently have any off-balance sheet arrangements, other than approved and unfunded loans and letters of credit to our customers in the ordinary course of business. Please see Note 4 to our September 30, 2010 Condensed Consolidated Financial Statements for further discussion

Critical Accounting Estimates.

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

At September 30, 2010 we had a net deferred tax asset of $29.6 million which includes federal and state net operating loss carryforwards of $49.2 million, expiring in varying amounts in the years 2027, 2028, and 2029. The realization of deferred tax assets associated with the net operating loss carry forwards is dependent upon generating sufficient future taxable income prior to the expiration of the carry forwards as well as other deductible temporary differences. Realization, however, is not assured and the amount of the deferred tax asset considered realizable could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced.

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

Recent Accounting Pronouncements.

The Financial Accounting Standards Board, the SEC, and other regulatory bodies have enacted new accounting pronouncements and standards that either have impacted our results in prior years presented, or may likely impact our results in 2010. Please refer to Note 10 in the Notes to our Condensed Consolidated Financial Statements for the period ended September 30, 2010.

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

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

See Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 for additional risk factors not contained in the Company’s 2009 Annual Report on Form 10-K for the year ended December 31, 2009.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the _ th day of November, 2010.

FLORIDA BANK GROUP, INC.

Date: November 15, 2010	By:	/S/ JOHN R. GARTHWAITE
John R. Garthwaite, Chief Financial Officer, Executive Vice President