Form 10-Q/A
period 2010-06-30
Florida Bank Group, Inc.
filed 2011-02-16
CIK 1370914

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No.1)

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

FLORIDA BANK GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q/A

FOR THE PERIOD ENDED JUNE 30, 2010

(Amendment No.1)

		Page
PART I – Financial Information

Item 1.	Condensed Consolidated Financial Statements
	Condensed Consolidated Balance Sheets – June 30, 2010 (as restated) (Unaudited) and December 31, 2009	1
	Condensed Consolidated Statements of Operations and Other Comprehensive Loss (Unaudited) – Three and Six Months Ended June 30, 2010 (as restated) and 2009	2
	Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) – Six Months Ended June 30, 2010 (as restated) and 2009	3
	Condensed Consolidated Statements of Cash Flows (Unaudited) – Six Months Ended June 30, 2010 (as restated) and 2009	4
	Notes to Condensed Consolidated Financial Statements (as restated) (unaudited)	6
	Review by Independent Registered Public Accounting Firm	17
	Report of Independent Registered Public Accounting Firm	18

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (as restated)	19

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	33

Item 4.	Controls and Procedures	34

PART II – Other Information

Item 1.	Legal Proceedings	34

Item 1A.	Risk Factors	34

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 3.	Defaults Upon Senior Securities	35

Item 4.	(Removed and Reserved)	35

Item 5.	Other Information	35

Item 6.	Exhibits	36

Signatures		37

Certifications

i

EXPLANATORY NOTE

Florida Bank Group, Inc., (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10–Q for the quarter ended June 30, 2010, originally filed with the Securities and Exchange Commission (the “SEC”) on August 13, 2010 (the “Original Filing”), to amend and restate the Company’s unaudited consolidated financial statements as of and for the three and six months ended June 30, 2010.

As previously disclosed in a Form 8-K filing on January 14, 2011, on November 19, 2010 the Federal Reserve Bank of Atlanta (the “FRB”) issued a report at the conclusion of a regulatory examination of Florida Bank, the Company’s wholly owned subsidiary (the “Bank”), which included financial data as of June 30, 2010. This regulatory examination was on-going at the time the Original Filing was filed with the SEC and the issues in the report were raised after the Bank had filed its call report for the quarter ending September 30, 2010 and after the Company had filed its Quarterly Report on Form 10Q for the third quarter period ended September 30, 2010. The Bank was instructed by the FRB to amend and resubmit its call report for the quarter ended June 30, 2010 to recognize a $6.0 million adjustment to the allowance for loan losses as of June 30, 2010, which it did. The majority of the adjustment related to the determination by the FRB that a small number of impaired loans were collateral dependent as of June 30, 2010, which management had judged to be other than collateral dependent as of June 30, 2010. As a result of information that subsequently became available to the Company regarding the Company’s real estate loan portfolio and the valuation of the underlying collateral, it determined that these loans were collateral dependent as of June 30, 2010 and September 30, 2010. As a result of the Company’s determination that these loans should be recognized as collateral dependent as of June 30, 2010, the Company also determined that the provision should be recognized in the June 30, 2010 period, resulting in a decision by the Company’s management to restate the second and third quarter financial statements. This decision was approved by the Company’s Board of Directors on January 12, 2011.

Prior to the issuance of the report by the FRB, the Company had recorded in its financial statements, as of and for the three and nine months ended September 30, 2010, a provision of $6.8 million, which included the $6.0 million amount relating to the loans identified by the FRB. Since the $6.0 million increase in the allowance for loan losses and provision for loan losses was already included in the provision recorded during the third quarter of 2010, the restatements represent a reallocation of the provision between the second and third quarter periods. Therefore, only the results for the three month periods ending June 30 and September 30, 2010, and the six month period ending June 30, 2010 will be affected by this restatement. Amounts as of and for the nine month period ending September 30, 2010 were not affected.

Although there was a slight decrease in the Bank’s June 30, 2010 capital ratios, it is still considered “well capitalized” by established regulatory standards.

In the Original Filing, the Company concluded that its disclosure controls and procedures were effective. Based on the determination to revise its financial statements for the three and six months ended June 30, 2010, the Company, with the assistance of an outside advisory firm, initiated a process to reassess the effectiveness of the design and operations of its internal controls over financial reporting. This process included, among other things, a thorough review and documentation of the Company’s procedures and controls with respect to timing of the procurement of information relating to the review and analysis of its loan loss reserves. As a result of the review and the implementation of process enhancements recommended by its outside advisory firm, the Company believes that as of the date of filing of this Form10-Q/A, the consolidated financial statements included in this Form10-Q/A present fairly, in all material respects, the Company’s financial position, results of operations, changes in stockholders’ equity and cash flows for the periods presented and that its disclosure controls and procedures are effective.

The information in this Amendment has been updated to give effect to the restatement. The Company has not modified nor updated the information in the Original Filing, except as necessary to reflect the effects of the restatement described above. This Amendment continues to speak as of the dates described herein, and the Company has not updated the disclosures contained in the Original Filing to reflect any events that occurred subsequent to such dates. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Company’s subsequent filings with the SEC, as information in such filings may update or supersede certain information contained in this Amendment.

Based on the foregoing, only the following items have been amended:

•	Part I – Financial Information:

•	Item 1 – Financial Statements

•	Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Item 4 – Controls and Procedures

ii

For the convenience of the reader, this Form 10–Q/A sets forth the initial Form 10-Q in its entirety, although the Company is only amending those portions affected by the restatement described above.

In addition, as required by Rule 12b–15 under the Securities Exchange Act of 1934, as amended, new, currently-dated certifications of our principal executive officer and principal financial officer are filed herewith as Exhibits 31.1, 31.2, and 32.

iii

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

FLORIDA BANK GROUP, INC.

Condensed Consolidated Balance Sheets

($ in thousands, except share amounts)

	June 30, 2010	December 31, 2009
	(Unaudited) (As Restated)

Assets
Cash and due from banks	$6,342	$2,579
Interest-bearing Deposits and Federal Funds Sold	28,511	26,782

Cash and cash equivalents	34,853	29,361

Securities available-for-sale	146,584	99,776
Loans, net of allowance for loan losses of $25,545 in 2010 and 21,342 in 2009	607,677	624,651
Federal Reserve Bank stock, at cost	2,579	3,000
Federal Home Loan Bank stock, at cost	5,417	5,417
Accrued interest receivable	2,555	2,429
Premises and equipment, net	26,222	26,307
Deferred tax assets	27,766	23,431
Foreclosed real estate	3,497	8,761
Prepaid expenses and other assets	6,671	7,211

Total assets	$863,821	$830,344

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing demand	$78,940	$55,279
Interest-bearing demand	68,005	70,581
Savings	12,483	11,879
Money market	168,755	148,905
Time	341,966	343,759

Total deposits	670,149	630,403

Accrued expenses and other liabilities	10,417	4,882
Federal Home Loan Bank advances	77,700	81,700

Total liabilities	758,266	716,985

Stockholders’ equity:
Preferred Stock Series A, $.01 par value; $1,000 liquidation value; 20,471 shares outstanding	20,471	20,471
Preferred Stock Series B, $.01 par value; $1,000 liquidation value; 1,024 shares outstanding	1,024	1,024
Preferred Stock - Discount	(832)	(935)
Common stock, $.01 par value, 50,000,000 shares authorized, 14,341,898 shares issued	143	143
Additional paid-in capital	150,817	150,817
Treasury stock (12,583 shares in 2010 and 2009), at cost	(164)	(164)
Accumulated deficit	(68,421)	(58,415)
Accumulated other comprehensive income	2,517	418

Total stockholders’ equity	105,555	113,359

	$863,821	$830,344

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLORIDA BANK GROUP, INC.

Condensed Consolidated Statements of Operations and Other Comprehensive Loss (Unaudited)

($ in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(As Restated)		(As Restated)
Interest income:
Loans	$8,664	$9,332	$17,228	$18,675
Securities available for sale	1,114	926	2,073	1,801
Other interest-earning assets	65	96	126	162

Total interest income	9,843	10,354	19,427	20,638

Interest expense:
Deposits:
Demand	157	87	322	220
Savings	21	40	41	77
Money market	559	759	1,090	1,436
Time	2,547	3,841	5,174	8,075
Federal Home Loan Bank advances	793	866	1,623	1,815

Total interest expense	4,077	5,593	8,250	11,623

Net interest income before provision for loan losses	5,766	4,761	11,177	9,015
Provision for loan losses	8,500	1,331	11,941	1,331

Net interest (loss) income after provision for loan losses	(2,734)	3,430	(764)	7,684

Noninterest (expense) income:
Service charges on deposit accounts	245	231	465	476
Other service charges and fees	121	117	243	195
(Loss) gain on sale of securities available for sale	(38)	86	(38)	169
Other-than-temporary impairment of securities available for sale	(549)	—	(549)	—
Other	185	135	427	195

Total noninterest (expense) income	(36)	569	548	1,035

Noninterest expenses:
Salaries and employee benefits	3,904	2,120	7,495	4,537
Occupancy	1,385	1,410	2,736	2,799
Data processing	309	450	599	822
Stationary, printing and supplies	82	84	159	140
Business development	109	97	202	152
Insurance, including deposit insurance premium	513	463	1,004	860
Professional fees	576	135	913	292
Marketing	23	37	37	55
Federal Home Loan Bank advance prepayment penalties	—	6	41	1,296
Loss on sale of foreclosed real estate	135	—	135	44
Write-down of foreclosed real estate	600	—	642	—
Foreclosed real estate expense	134	184	186	208
Other	294	308	584	498

Total noninterest expense	8,064	5,294	14,733	11,703

Loss before income tax benefit	(10,834)	(1,295)	(14,949)	(2,984)
Income tax benefit	(4,053)	(500)	(5,602)	(1,123)

Net loss	(6,781)	(795)	(9,347)	(1,861)
Preferred stock dividend requirements and discount accretion	(330)	—	(659)	—

Net loss available to common stockholders	(7,111)	(795)	(10,006)	(1,861)
Other comprehensive income (loss):
Change in unrealized holding gains (losses) on securities available for sale	1,396	(592)	2,099	(770)

Comprehensive loss	$(5,715)	$(1,387)	$(7,907)	$(2,631)

Loss per common share:
Basic and Diluted	$(0.50)	$(0.07)	$(0.70)	$(0.18)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLORIDA BANK GROUP, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

For the Six Months Ended June 30, 2010 (As Restated) and 2009

($ in thousands, except share amounts)

	Preferred Stock					Common Stock			Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
						Shares	Amount	Additional Paid-in Capital
	Series A		Series B
	Shares	Amount	Shares	Amount	Discount
Balance, December 31, 2009	20,471	$20,471	1,024	$1,024	$(935)	14,341,898	$143	$150,817	$(164)	$(58,415)	$418	$113,359
Net loss	—	—	—	—	—	—	—	—	—	(9,347)	—	(9,347)
Net Change in Unrealized Gain On Available-for-Sale Securities, net of income taxes	—	—	—	—	—	—	—	—	—	—	2,099	2,099
Preferred stock dividend requirements and discount accretion	—	—	—	—	103	—	—	—	—	(659)	—	(556)

Balance, June 30, 2010 (as Restated)	20,471	$20,471	1,024	$1,024	$(832)	14,341,898	$143	$150,817	$(164)	$(68,421)	$2,517	$105,555

Balance, December 31, 2008	—	$—	—	$—	$—	9,757,142	$98	$132,658	$(164)	$(35,739)	$(163)	$96,690
Net loss	—	—	—	—	—	—	—	—	—	(1,861)	—	(1,861)
Net Change in Unrealized Loss On Available-for-Sale Securities, net of income taxes	—	—	—	—	—	—	—	—	—	—	(770)	(770)
Proceeds from sale of common stock, net of stock issuance costs of $(83)	—	—	—	—	—	4,584,756	45	18,220	—	—	—	18,265

Balance, June 30, 2009	—	$—	—	$—	$—	14,341,898	$143	$150,878	$(164)	$(37,600)	$(933)	$112,324

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLORIDA BANK GROUP, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six months ended
	2010	2009
	(As Restated)
Cash flows from operating activities:
Net loss	$(9,347)	$(1,861)
Adjustments to reconcile net loss to net cash (provided by) used in operating activities:
Depreciation and amortization	752	837
Amortization of intangible asset	—	80
Amortization of deferred loan fees, net	(71)	(77)
Amortization of premium and discounts on securities, net	303	40
Provision for loan losses	11,941	1,331
Deferred income taxes	(5,602)	(1,334)
Loss/(Gain) on sale of securities available for sale	38	(169)
Loss on sale of foreclosed real estate	135	44
Write-down of foreclosed real estate	642	—
Other-than-temporary impairment of securities available for sale	549	—
(Increase) decrease in accrued interest receivable	(126)	189
Decrease in prepaid expenses and other assets	540	290
Increase (decrease) in accrued expenses and other liabilities	5,553	(2,273)
Decrease in official checks	(18)	(717)

Net cash provided by (used in) operating activities	5,289	(3,620)

Cash flows from investing activities:
Net decrease in loans	2,409	9,618
Proceeds from maturities, calls, repayments and sale of securities available for sale	13,918	21,168
Purchase of securities available for sale	(58,250)	(37,329)
Proceeds from sale of foreclosed real estate	7,182	1,336
Sale (purchase) of Federal Reserve Bank stock	421	(717)
Sale of Federal Home Loan Bank stock	—	812
Net acquisition of premises and equipment	(667)	(131)

Net cash used in investing activities	(34,987)	(5,243)

Cash flows from financing activities:
Net increase in deposits	39,746	8,242
Net decrease in Federal Home Loan Bank advances	(4,000)	(23,000)
Net decrease in other borrowings	—	(1,858)
Net proceeds from sale of common stock	—	18,265
Preferred stock dividend requirements	(556)	—

Net cash provided by financing activities	35,190	1,649

Net increase (decrease) in cash and cash equivalents	5,492	(7,214)
Cash and cash equivalents at beginning of period	29,361	81,796

Cash and cash equivalents at end of period	$34,853	$74,582

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

FLORIDA BANK GROUP, INC.

Notes to Condensed Consolidated Financial Statements (As Restated) (Unaudited)

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

Note 2 – Restatement of Previously Issued Financial Statements

The Company has restated the accompanying unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2010. The allowance for loan losses and provision for loan losses were increased by $6.0 million from amounts previously reported to reflect a reallocation of amounts applied to the loans of certain specific customers as of June 30, 2010, which was subsequently applied as of September 30, 2010. The majority of the adjustment related to the determination by the FRB that a small number of impaired loans were collateral dependent as of June 30, 2010, which the Company had judged to be other than collateral dependent as of June 30, 2010. As a result of information that subsequently became available to the Company regarding the Company’s real estate loan portfolio and the valuation of the underlying collateral, it determined that these loans were collateral dependent as of June 30, 2010 and September 30, 2010. As a result of the Company’s determination that these loans should be recognized as collateral dependent as of June 30, 2010, the Company also determined that the provision should be recognized in June 30, 2010, which necessitated the restatement of its financial statements.

The effect of the restatement is as follows (dollars in thousands):

Consolidated Balance Sheets as of June 30, 2010

	As Reported	Adjustment	Restated
Allowance for loan losses	$(19,574)	$(5,971)	$(25,545)
Total net loans	$613,648	$(5,971)	$607,677
Deferred tax assets	$25,518	$2,248	$27,766
Total assets	$867,544	$(3,723)	$863,821
Accumulated deficit	$(64,698)	$(3,723)	$(68,421)
Total shareholders’ equity	$109,278	$(3,723)	$105,555

Consolidated Statements of Operations

	For the three months ended June 30, 2010			For the six months ended June 30, 2010
	As Reported	Adjustment	Restated	As Reported	Adjustment	Restated
Provision for loan losses	$2,529	$5,971	$8,500	$5,970	$5,971	$11,941
Net interest income (loss) after provison for loan losses	$3,237	$(5,971)	$(2,734)	$5,207	$(5,971)	$(764)
Loss before income tax benefit	$(4,863)	$(5,971)	$(10,834)	$(8,978)	$(5,971)	$(14,949)
Income tax benefit	$(1,805)	$(2,248)	$(4,053)	$(3,354)	$(2,248)	$(5,602)
Net loss	$(3,058)	$(3,723)	$(6,781)	$(5,624)	$(3,723)	$(9,347)
Comprehensive loss	$(1,992)	$(3,723)	$(5,715)	$(4,184)	$(3,723)	$(7,907)
Net loss per common share Basic and Diluted	$(0.24)	$(0.26)	$(0.50)	$(0.44)	$(0.26)	$(0.70)

Consolidated Statements of Cash Flows

	For the six months ended June 30, 2010
	As Reported	Adjustment	Restated
Net loss	$(5,624)	$(3,723)	$(9,347)
Adjustment to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	$5,970	$5,971	$11,941
Deferred income taxes	$(3,354)	$(2,248)	$(5,602)
Net cash provided by operating activities	$5,289	$—	$5,289

Capital Ratios

	As of June 30, 2010
					For Well Capitalized Purposes
	As Reported		As Restated
	Amount	%	Amount	%	Amount	%

Total Capital to Risk-Weighted Assets:
Consolidated	$89,385	13.97%	$83,414	13.16%	N/A	N/A
Bank	76,237	12.12%	70,268	11.27%	$62,327	10.00%

Tier One Capital to Risk-Weighted Assets
Consolidated	$81,242	12.69%	$75,271	11.87%	N/A	N/A
Bank	68,230	10.84%	62,259	9.99%	$37,396	6.00%

Tier One Capital to Average Assets
Consolidated	$81,242	9.78%	$75,271	9.08%	N/A	N/A
Bank	68,230	8.33%	62,259	7.62%	$40,847	5.00%

Certain amounts were also restated and additional disclosures are provided in the footnotes primarily in “Note 4 – Loans,” “Note 7 – Fair Value of Financial Instruments,” “Note 8 – Comprehensive Loss,” and “Note 9 – Regulatory Matters.”

Note 3 – Securities Available for Sale

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

The table below provides a cumulative roll forward of credit losses recognized in operations for the six months ended June 30, 2010 relating to the Company’s available for sale debt securities:

Balance at, January 1, 2010	$1,184
Additions for credit losses on securities not previously impaired	549
Reduction for securities sold during the year	(1,032)

Balance, at June 30, 2010	$701

Note 4 – Loans

The components of loans were as follows:

	As of
	June 30, 2010	December 31, 2009
	(As Restated)
Commercial	$59,995	$63,439
Commercial Real Estate	340,212	343,028
Residential Real Estate	216,442	220,854
Consumer and Other Loans	16,981	19,027

	633,630	646,348
Less:
Net deferred fees	(408)	(355)
Allowance for loan losses	(25,545)	(21,342)

Loans, Net	$607,677	$624,651

An analysis of the changes in the allowance for loan losses for the three and six month periods ended June 30, 2010(as restated) and 2009 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Balance At Beginning Of Period	$23,491	$14,960	$21,342	$17,550
Charge-Offs	(6,871)	(2,977)	(8,190)	(5,567)
Recoveries	425	9	452	9
Provision For Loan Losses	8,500	1,331	11,941	1,331

Balance At End Of Period	$25,545	$13,323	$25,545	$13,323

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

	At June 30, 2010	At December 31, 2009
	(Restated)
Collateral dependent loans identified as impaired:
Gross loans with no related allowance for losses (1)	$19,080	$22,386

Gross loans with related allowance for losses recorded	24,971	21,480
Less allowance on these loans	(7,231)	(5,401)

Net loans with related allowances	17,740	16,079

Net investment in collateral dependent impaired loans	36,820	38,465

Noncollateral dependent loans identified as impaired:
Gross loans with no related allowance for losses	555	5,220

Gross loans with related allowance for losses recorded	14,407	18,103
Less allowance on these loans	(6,250)	(3,400)

Net loans with related allowances	8,157	14,703

Net investment in noncollateral dependent impaired loans	8,712	19,923

Net investment in impaired loans	$45,532	$58,388

(1)	Includes loans with partial charge-offs of $4,912 with net carrying values of $15,987 at June 30, 2010.

Nonaccrual Loans

At June 30, 2010 and December 31, 2009, nonaccrual loans were as follows:

	At June 30, 2010	At December 31, 2009
Nonaccrual loans	$44,051	$46,949
Past due ninety days or more, but still accruing	111	10

	$44,162	$46,959

Note 5 – Financial Instruments with Off-Balance-Sheet Risk

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

Note 6 – Stock-Based Compensation Plan

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

Note 7 – Fair Values of Financial Instruments

The estimated fair values of the Company’s financial instruments were as follows:

	At June 30, 2010 (As Restated)		At December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$34,853	$34,853	$29,361	$29,361
Available-for-sale securities	146,584	146,584	99,776	99,776
Loans, net	607,677	617,934	624,651	620,524
Federal Home Loan Bank Stock	5,417	5,417	5,417	5,417
Federal Reserve Bank Stock	2,579	2,579	3,000	3,000
Accrued interest receivable	2,555	2,555	2,429	2,429

Financial liabilities:
Deposits	$670,149	$667,624	$630,403	$639,177
Federal Home Loan Bank Advances	77,700	86,105	81,700	86,919
Accrued interest payable	1,085	1,085	1,244	1,244

Financial assets subject to fair value measurements on a recurring basis are as follows:

	Fair Value Measurements at June 30, 2010 Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of June 30, 2010:

Available for sale securities	$146,584	$—	$146,584	$—

	Fair Value Measurements at December 31, 2009 Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2009:

Available for sale securities	$99,776	$—	$99,776	$—

Impaired collateral-dependent loans are carried at fair value when the current collateral value is lower than the carrying value of the loan. Foreclosed real estate is carried at the lower of cost or fair value less estimated selling costs. Those impaired collateral-dependent loans and foreclosed real estate which are measured at fair value on a nonrecurring basis are as follows:

	Fair Value	Level 1	Level 2	Level 3	Total Losses	Losses Recorded in Operations For the Six Months Ended June 30, 2010
As of June 30, 2010:

Impaired loans (1) (Restated)	$33,727	—	—	$33,727	$15,281	$5,454

Foreclosed real estate	$3,497	—	—	$3,497	$703	$642

(1)	Loans with a carrying value of $3.1 million were measured for impairment using Level 3 inputs and had fair value in excess of carrying value.

Note 8 – Comprehensive Loss

FASB Topic ASC 220, “Comprehensive Income” (Formerly SFAS No. 130), requires that certain transactions and other economic events that bypass the income statement be displayed as other comprehensive income. Comprehensive loss totaled $5.7 million for the three months ended June 30, 2010, and $1.4 million for the comparable period in 2009. Comprehensive loss totaled $7.9 million for the six months ended June 30, 2010 and $2.6 million for the comparable period in 2009. The Company’s comprehensive income consists of net loss and changes in unrealized gains and losses on securities available-for-sale (net of income taxes).

Note 9 – Regulatory Matters

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

	Actual		For Capital Adequacy Purposes		For Well Capitalized Purposes
As of June 30, 2010 (As Restated):	Amount	%	Amount	%	Amount	%

Total Capital to Risk-Weighted Assets:
Consolidated	$83,414	13.16%	$50,725	8.00%	N/A	N/A
Bank	70,268	11.27%	49,862	8.00%	$62,327	10.00%

Tier One Capital to Risk-Weighted Assets
Consolidated	$75,271	11.87%	$25,362	4.00%	N/A	N/A
Bank	62,259	9.99%	24,931	4.00%	$37,396	6.00%

Tier One Capital to Average Assets
Consolidated	$75,271	9.08%	$33,144	4.00%	N/A	N/A
Bank	62,259	7.62%	32,678	4.00%	$40,847	5.00%

	Actual		For Capital Adequacy Purposes		For Well Capitalized Purposes
As of December 31, 2009:	Amount	%	Amount	%	Amount	%

Total Capital to Risk-Weighted Assets:
Consolidated	$97,819	15.01%	$52,120	8.00%	N/A	N/A
Bank	79,274	12.34%	51,394	8.00%	$64,243	10.00%

Tier One Capital to Risk-Weighted Assets
Consolidated	$89,510	13.74%	$26,050	4.00%	N/A	N/A
Bank	71,087	11.07%	25,697	4.00%	$38,546	6.00%

Tier One Capital to Average Assets
Consolidated	$89,510	10.64%	$33,647	4.00%	N/A	N/A
Bank	71,087	8.57%	33,178	4.00%	$41,473	5.00%

Note 10 – Loss Per Common Share

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

Note 11 – Recent Accounting Standards Update

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-01, “Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force).” This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. The new guidance is effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. The adoption of this guidance did not have any effect on the Company’s financial statements.

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

Note 12 – Subsequent Event

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Florida Bank Group, Inc.

Tampa, Florida:

We have reviewed the accompanying condensed consolidated balance sheet of Florida Bank Group, Inc. (the “Company”) as of June 30, 2010 (as restated), the related condensed consolidated statements of operations and other comprehensive loss for the three and six month periods ended June 30, 2010 (as restated) and 2009, and the related condensed consolidated statements of changes in stockholders’ equity and cash flows for the six month periods ended June 30, 2010 (as restated) and 2009. These interim condensed consolidated financial statements are the responsibility of the Company’s management.

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

As described in Note 2 to the interim condensed consolidated financial statements, the Company has restated its previously issued interim condensed consolidated financial statements as of June 30, 2010 and for the three- and six-month periods then ended.

/s/ Hacker, Johnson & Smith PA

HACKER, JOHNSON & SMITH PA
Tampa, Florida

August 13, 2010, except for Notes 2, 4, 7, 8 and 9 as

to which the date is February 16, 2011

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

Business Overview

We are a bank holding company under the Bank Holding Company Act of 1956, as amended, headquartered in Tampa, Florida. We were incorporated on January 12, 2007, under the laws of the State of Florida. We are the sole shareholder of Florida Bank, a Florida chartered commercial bank that provides a wide range of business and consumer financial services in its target marketplace. The Bank currently operates 16 banking offices located in Hillsborough, Pinellas, Duval, St. Johns, Sarasota, Manatee and Leon counties, Florida. We also own all of the outstanding shares of ACIC Properties, Inc., which from time to time purchases assets, in the form of substandard loans and foreclosed real estate properties, from the Bank and holds or markets these assets for resale. As of June 30, 2010, we had $863.8 million in total assets, including $607.7 million in net loans, and $670.1 million in deposits.

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

Growth Strategy

Our growth strategy is geared toward building a preeminent community bank in the state of Florida. Our goal is to have a significant market share (as defined by deposits) among community banks, in each of the markets in which we currently operate, and markets into which we may expand. We may expand into contiguous markets and new markets by de novo branching and/or acquisitions. As part of our growth strategy, we may evaluate the purchase of certain branches from other institutions or whole bank acquisitions. In keeping with this particular strategy, on July 14, 2010, we entered into a definitive merger agreement with Anderen Financial, Inc. (“AFI”), pursuant to which we agreed to acquire AFI in an all-stock transaction, pursuant to which AFI’s wholly owned subsidiary, Anderen Bank, will be merged into our wholly owned subsidiary, Florida Bank. Each AFI shareholder will receive 1.32 shares of the Company’s common stock for each AFI share of common stock owned. The transaction, approved by the boards of directors of both companies, is subject to regulatory and AFI shareholder approval and certain other closing conditions. On a pro forma basis, the combined entities will have total assets of over $1 billion. The proposed merger will offer our clients additional convenience and a broader array of products and services in addition to providing us with access to a broader customer base. We believe that the combined company will benefit from greater efficiencies and economies of scale, which will result in an improved earnings outlook. Please see Note 12 to our June 30, 2010 Condensed Consolidated Financial Statements for further discussion.

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

QUARTERLY PERFORMANCE OVERVIEW

A summary overview of our financial performance for the second quarter of 2010 versus the second quarter of 2009 is provided below:

•

For the three months ended June 30, 2010, we recorded a net loss available to common stockholders (“net loss”) of $7.1 million, or $0.50 per basic and diluted share. These results compared with a net loss of $0.8 million, or $0.07 per basic and diluted share for the same period in 2009. The increase in net losses for the 2010 period as compared to the 2009 period was mostly driven by an increase in our provision for loan losses and salary and benefit expense, as described in further detail below.

•

The loan loss provisions were $8.5 million and $1.3 million for the quarter ended June 30, 2010 and 2009, respectively. The provision for the current quarter reflects required additions to reserves for collateral devaluation on existing impaired loans and for newly impaired loans.

•

Noninterest expense increased $2.8 million or 52.3% from the second quarter of 2009. Higher expenses for salary and employee benefits, write down of foreclosed real estate and professional fees drove the increase over the comparable prior year quarter.

•

As of June 30, 2010, total assets were $863.8 million compared to $830.3 million at December 31, 2009, an increase of $33.5 million or 4.0%. The increase primarily results from a $46.8 million increase in investment securities and a $5.5 million increase in cash and cash equivalents. Most of the increase relates to increases in noninterest-bearing demand deposits ($23.7 million) and money market deposits ($19.9 million). These increases were offset in part by an $17.0 million decrease in net loans and a $5.3 million decrease in foreclosed real estate. The reduction in the net loan balance reflects a combination of decreased loan demand, increase in allowance for loan losses, loan payoffs and loan charge offs.

•

As of June 30, 2010 the allowance for loan losses totaled $25.5 million, or 4.0% of total loans compared to $21.3 million, or 3.3% of total loans as of December 31, 2009. The allowance represents 58.0% of non-performing loans at June 30, 2010, compared to 45.4% at December 31, 2009.

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

RESULTS OF OPERATIONS

Summary of Results of Operation for the Three Months Ended June 30, 2010 and 2009

Following is a condensed earnings summary for the three months ended June 30, 2010 and 2009 (in thousands, except per share amounts):

	For the Three Months Ended
	June 30, 2010	June 30, 2009	2010 vs. 2009	Change %
	(As Restated)
Interest Income	$9,843	$10,354	$(511)	-4.9%
Interest Expense	4,077	5,593	(1,516)	-27.1%

Net Interest Income	5,766	4,761	1,005	21.1%
Provision for Loan Losses	8,500	1,331	7,169	538.6%
Noninterest (expense) income	(36)	569	(605)	-106.3%
Noninterest expenses	8,064	5,294	2,770	52.3%

Loss before income tax benefit	(10,834)	(1,295)	(9,539)	736.6%
Income tax benefit	(4,053)	(500)	(3,553)	710.6%

Net Loss	(6,781)	(795)	(5,986)	753.0%
Preferred stock dividend and discount accretion	(330)	—	(330)	0.0%

Net loss available to common stockholders	$(7,111)	$(795)	$(6,316)	794.5%

Loss per common share - basic and diluted	$(0.50)	$(0.07)	$(0.43)	594.8%

Selected Operating Ratios:
Return on Average Assets	-3.32%	-0.37%
Return on Average Equity	-25.64%	-3.13%
Equity to Assets Ratio	12.22%	13.14%

Net Loss

Net loss available to common stockholders totaled $7.1 million ($0.50 per diluted share) for the three months ended June 30, 2010 compared to a net loss available to common stockholders of $0.8 million ($0.07 per diluted share) for the three months ended June 30, 2009. The factors affecting the $6.3 million increase are displayed in the table above. A more detailed discussion of each major component of our financial performance is provided below.

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

($ in thousands)

	($ in thousands)
	June 30, 2010			June 30, 2009
	Balance	Interest	Rate	Balance	Interest	Rate
	(As Restated)
ASSETS
Loans	$638,928	$8,664	5.44%	$657,007	$9,332	5.70%
Securities available for sale	128,707	1,114	3.47%	86,458	926	4.30%
Other interest-earning assets	31,994	65	0.81%	68,479	96	0.56%

Total Earning Assets	799,629	9,843	4.94%	811,944	10,354	5.11%

Cash & Due from Banks	10,331			5,031
Allowance For Loan Losses	(25,520)			(13,991)
Other Assets	72,086			58,950

Total Assets	$858,526			$861,934

LIABILITIES
Demand	$68,502	$157	0.92%	$38,599	$87	0.90%
Savings	12,862	21	0.65%	12,084	40	1.33%
Money Market	162,412	559	1.38%	153,132	759	1.99%
Time	357,165	2,547	2.86%	413,722	3,841	3.72%

Total Interest Bearing Deposits	600,941	3,284	2.19%	617,537	4,727	3.07%

FHLB advances	77,711	793	4.09%	83,486	866	4.16%
Other borrowings	11	—	0.00%	246	—	0.00%

Total Interest Bearing Liabilities	678,663	4,077	2.41%	701,269	5,593	3.20%

Noninterest bearing Deposits	62,989			56,323
Other Liabilities	5,635			2,430

Total Liabilities	747,287			760,022

Total Shareholder’s Equity	111,239			101,912

Total Liabilities & Shareholders’ Equity	$858,526			$861,934

Interest Rate Spread			2.53%			1.91%

Net Interest Income		$5,766			$4,761

Net Interest Margin			2.89%			2.35%

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

Provision for Loan Losses

The provision for loan losses for the quarter ended June 30, 2010, was $8.5 million compared to $1.3 million for the quarter ended June 30, 2009. The increase in the provision for loan losses reflects a continued contraction of commercial and residential real estate activity and the ripple effect on our local economies resulting in an increase in nonperforming loans, a reduction in the fair values of loan collateral and an increase in our loan loss factors compared to the same period in 2009. Our nonperforming loans were $44.1 million as of June 30, 2010, compared to $26.3 million as of June 30, 2009. Charge-offs in the second quarter of 2010 totaled $6.9 million compared to $3.0 million in the same period in 2009. At June 30, 2010, the allowance for loan losses, at $25.5 million, was 4.0% of outstanding loans (net of overdrafts) and provided coverage of 58.0% of nonperforming loans. At June 30, 2009, the allowance for loan losses was $23.5 million, representing 3.6% of outstanding loans (net of overdrafts) and provided coverage of 81.2% of nonperforming loans.

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

Summary of Results of Operation for the Six Months Ended June 30, 2010 and 2009

Following is a condensed earnings summary for the six months ended June 30, 2010 and 2009 (in thousands, except per share amounts):

	For the Six Months Ended
	June 30, 2010	June 30, 2009	2010 vs. 2009	Change %
	(As Restated)
Interest Income	$19,427	$20,638	$(1,211)	-5.9%
Interest Expense	8,250	11,623	(3,373)	-29.0%

Net Interest Income	11,177	9,015	2,162	24.0%
Provision for Loan Losses	11,941	1,331	10,610	797.1%
Noninterest income	548	1,035	(487)	-47.1%
Noninterest expenses	14,733	11,703	3,030	25.9%

Loss before income tax benefit	(14,949)	(2,984)	(11,965)	401.0%
Income tax benefit	(5,602)	(1,123)	(4,479)	398.8%

Net Loss	(9,347)	(1,861)	(7,486)	402.3%
Preferred stock dividend and discount accretion	(659)	—	(659)	0.0%

Net loss available to common stockholders	$(10,006)	$(1,861)	$(8,145)	437.7%

Loss per common share - basic and diluted	$(0.70)	$(0.18)	$(0.52)	290.9%

Selected Operating Ratios:
Return on Average Assets	-2.39%	-0.44%
Return on Average Equity	-17.95%	-3.80%
Equity to Assets Ratio	12.22%	13.14%

Net Loss

Net loss available to common stockholders totaled $10.0 million ($0.70 per diluted share) for the six months ended June 30, 2010 compared to a net loss available to common stockholders of $1.9 million ($0.18 per diluted share) for the six months ended June 30, 2009. The factors affecting the $8.1 million increase are displayed in the table above. A more detailed discussion of each major component of our financial performance is provided below.

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

	($ in thousands)
	June 30, 2010			June 30, 2009
	Balance	Interest	Rate	Balance	Interest	Rate
	(As Restated)
ASSETS
Loans	$641,884	$17,228	5.41%	$663,213	$18,675	5.68%
Securities available for sale	113,324	2,073	3.69%	80,695	1,801	4.50%
Other interest-earning assets	29,414	126	0.86%	68,440	162	0.48%

Total Earning Assets	784,622	19,427	4.99%	812,348	20,638	5.12%

Cash & Due from Banks	9,630			6,937
Allowance For Loan Losses	(22,373)			(15,395)
Other Assets	71,691			58,006

Total Assets	$843,570			$861,896

LIABILITIES
Demand	$65,938	$322	0.98%	$44,192	$220	1.00%
Savings	12,323	41	0.67%	11,452	77	1.36%
Money Market	154,052	1,090	1.43%	134,660	1,436	2.15%
Time	353,426	5,174	2.95%	428,838	8,075	3.80%

Total Interest Bearing Deposits	585,739	6,627	2.28%	619,142	9,808	3.19%

FHLB advances	79,634	1,623	4.11%	87,247	1,815	4.20%
Other borrowings	36	—	0.00%	762	—	0.00%

Total Interest Bearing Liabilities	665,409	8,250	2.50%	707,151	11,623	3.31%

Noninterest bearing Deposits	60,817			51,365
Other Liabilities	4,906			4,594

Total Liabilities	731,132			763,110

Total Shareholders’ Equity	112,438			98,786

Total Liabilities & Shareholders’ Equity	$843,570			861,896

Interest Rate Spread			2.49%			1.81%

Net Interest Income		$11,177			$9,015

Net Interest Margin			2.87%			2.24%

Provision for Loan Losses

The provision for loan losses for the six months ended June 30, 2010, was $11.9 million compared to $1.3 million for the six month period ended June 30, 2009. The increase in the provision for loan losses reflects a continued increase in nonperforming loans, the continued erosion in the fair values of loan collateral and an increase in our loan loss factors compared to the same period in 2009. Our nonperforming loans were $44.1 million as of June 30, 2010, compared to $26.3 million as of June 30, 2009. Net charge-offs during the six month period ended June 30, 2010 totaled $7.7 million compared to $5.6 million in the same period in 2009. See above for a discussion of allowance for loan losses coverage and a discussion of economic factors’ effect on our loan loss reserves.

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

Noninterest Expense

The table below reflects the major components of noninterest expense (in thousands):

	Six Months Ended June 30,
	2010	2009
Salaries and employee benefits	$7,495	$4,537
Occupancy	2,736	2,799
Data Processing	599	822
Stationary, printing and supplies	159	140
Business development	202	152
Insurance, including deposit insurance premium	1,004	860
Professional fees	913	292
Marketing	37	55
FHLB advance prepayment penalties	41	1,296
Loss on sale of foreclosed real estate	135	44
Write-down of foreclosed real estate	642	—
Foreclosed real estate expense	186	208
Other	584	498

Total noninterest expenses	$14,733	$11,703

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

FINANCIAL CONDITION

Total assets at June 30, 2010 were $863.8 million, an increase of $33.5 million or 4.0%, from total assets of $830.3 million at December 31, 2009. Total cash and cash equivalents at June 30, 2010 were $34.9 million, an increase of $5.5 million, or 18.7%, from cash and cash equivalents of $29.4 million at December 31, 2009. Investment securities available for sale increased $46.8 million, or 46.9%, to $146.6 million at June 30, 2010 from $99.8 million at December 31, 2009. The increases in cash and in investment securities available for sale mostly resulted from increases in our money market and time deposits. Our net loans decreased $17.0 million, or 2.7%, to $607.7 million at June 30, 2010 from $624.7 million at December 31, 2009. The decrease in net loans was primarily due to net charge-offs and additions to allowance for loan losses. Foreclosed real estate decreased $5.3 million or 60.1% at June 30, 2010, compared to December 31, 2009, primarily as a result of sales of certain foreclosed properties.

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

Total stockholders’ equity decreased $7.8 million to $105.6 million at June 30, 2010 from $113.4 million at December 31, 2009. The decrease reflects a net loss of $9.3 million and preferred stock dividends and discount accretion of $0.6 million, offset by a change in unrealized holding gains on available-for-sale securities of $2.1 million.

Loans and Non-Performing Assets

Loan Portfolio.

Our loan portfolio consists principally of loans to individuals and small and medium-sized businesses within our primary market areas of greater Tampa Bay, Jacksonville and Tallahassee, Florida. The table below shows our loan portfolio composition for the periods presented:

($ in Thousands)

	As of
	June 30, 2010	December 31, 2009
	(As Restated)
Commercial	$59,995	$63,439
Commercial Real Estate (1)	340,212	343,028
Residential Real Estate	216,442	220,854
Consumer and Other Loans	16,981	19,027

	633,630	646,348
Less:
Net deferred fees	(408)	(355)
Allowance for loan losses	(25,545)	(21,342)

Loans, Net	$607,677	$624,651

(1)	Includes $128.1 million and $132.7 million of owner-occupied nonresidential properties at June 30, 2010 and December 31, 2009, respectively.

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

As of June 30, 2010, we held an allowance for loan losses of $25.5 million or 4.0% of total loans compared to the allowance for loan losses of $21.3 million or 3.3% of total loans at December 31, 2009. Based on an analysis performed by management, as of June 30, 2010, management considers the allowance for loan losses to be adequate to cover probable incurred credit losses in the portfolio as of that date. However, management’s judgment is based upon a number of assumptions, which are believed to be reasonable, but which may or may not prove valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that significant additional increases in the allowance for loan losses will not be required. In addition, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses. Such agencies may require us to recognize additions to the allowance based on their judgments about information available to them at the time of their examination. As a direct result of these factors and the analyses performed in conjunction with the sustained weakness in asset values, particularly real estate, we recorded loan loss provisions totaling $11.9 million during the first six months of 2010 which, when offset by net charge-offs of $7.7 million in the same period, resulted in a $4.2 million increase in allowance for loan losses. We established specific reserves for impaired loans and general reserves for the remainder of the portfolio as follows (in thousands):

	June 30, 2010	December 31, 2009
	(As Restated)
Specific Reserves:
Impaired loans with no specific reserves	$19,635	$27,606
Impaired loans with specific reserves	39,378	39,583

Total impaired loans	$59,013	$67,189
Reserve	$13,481	$8,801
Reserve % of impaired loans	22.84%	13.10%

General Reserves
Loans subject to general reserve	$574,617	$579,159
Reserve	$12,064	$12,542
Reserve % of loans	2.10%	2.17%

During the three and six months ended June 30, 2010 and 2009, the activity in our loan loss allowance was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(As Restated)		(As Restated)
Balance At Beginning Of Period	$23,491	$14,960	$21,342	$17,550
Charge-Offs	(6,871)	(2,977)	(8,190)	(5,567)
Recoveries	425	9	452	9
Provision For Loan Losses	8,500	1,331	11,941	1,331

Balance At End Of Period	$25,545	$13,323	$25,545	$13,323

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Charge-Offs:
Commercial	$(104)	$—	$(121)	$(202)
Commercial Real Estate	(3,874)	(2,046)	(4,959)	(2,324)
Residential Mortgage	(2,509)	(926)	(2,704)	(2,974)
Consumer and Other Loans	(384)	(5)	(406)	(67)

	$(6,871)	$(2,977)	$(8,190)	$(5,567)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Recoveries:
Commercial	$352	$1	$363	$1
Commercial Real Estate	4	—	4	—
Residential Mortgage	69	8	85	8
Consumer and Other Loans	—	—	—	—

	$425	$9	$452	$9

The following table reflects the allowance allocation per loan category and percent of dollar value of loans in each category to total dollar value of loans for the periods indicated (in thousands):

	June 30, 2010		December 31, 2009
	Amount	%	Amount	%
	(As Restated)
Commercial	$3,350	9.47%	$2,136	9.81%
Commercial Real Estate	16,733	53.69%	13,081	53.07%
Residential Mortgage	4,942	34.16%	5,393	34.17%
Consumer and Other Loans	520	2.68%	732	2.95%

Total allowance	$25,545	100%	$21,342	100%

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

As of June 30, 2010 and December 31, 2009, we exceeded the levels of capital required in order to be considered “well capitalized” by the regulatory authorities. The basic measures of capitalization applied by the regulatory authorities are provided below as of June 30, 2010 and December 31, 2009 for the Company and the Bank:

	As of June 30, 2010 (As Restated)	As of December 31, 2009	Minimum to be Well Capitalized
Total Risk Based Capital Ratio - Consolidated	13.16%	15.01%	N/A
Total Risk Based Capital Ratio - Bank	11.27%	12.34%	10.00%
Tier One Risk Based Capital Ratio - Consolidated	11.87%	13.74%	N/A
Tier One Risk Based Capital Ratio - Bank	9.99%	11.07%	6.00%
Tier One Leverage Ratio - Consolidated	9.08%	10.64%	N/A
Tier One Leverage Ratio - Bank	7.62%	8.57%	5.00%

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

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Based on the determination to revise our financial statements for periods noted above, we, with the assistance of an outside advisory firm, initiated a process to reassess the effectiveness of the design and operations of our internal controls over financial reporting. This process included, among other things, a thorough review and documentation of our procedures and controls with respect to timing of the procurement of information relating to the review and analysis of our loan loss reserves. As a result of the review and the implementation of process enhancements recommended by our outside advisory firm, we believe that as of the date of filing of this Form10-Q/A the consolidated financial statements included in this Form 10-Q/A present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented and that our disclosure controls and procedures are effective.

In designing and evaluating disclosure controls and procedures, the our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurances of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 16th day of February, 2011.

FLORIDA BANK GROUP, INC.

Date: February 16, 2011	By:	/s/ JOHN R. GARTHWAITE
John R. Garthwaite,
Chief Financial Officer, Executive Vice President