Form 10-Q/A
period 2010-09-30
Florida Bank Group, Inc.
filed 2011-02-16
CIK 1370914

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

FLORIDA BANK GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q/A

FOR THE PERIOD ENDED SEPTEMBER 30, 2010

i

EXPLANATORY NOTE

Florida Bank Group, Inc., (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10–Q for the quarter ended September 30, 2010, originally filed with the Securities and Exchange Commission (the “SEC”) on November 15, 2010 (the “Original Filing”), to amend and restate the Company’s unaudited consolidated financial statements for the three months ended September 30, 2010.

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

Prior to the issuance of the report, the Company had recorded in its financial statements, as of and for the three and nine months ended September 30, 2010, a provision of $6.8 million, which included the $6.0 million amount relating to the loans identified by the FRB. Since the $6.0 million increase in the allowance for loan losses and provision for loan losses was already included in the provision recorded during the third quarter of 2010, the restatements represent a reallocation of the provision between the second and third quarter periods. Therefore, only the results for the three month periods ending June 30 and September 30, 2010, and the six month period ending June 30, 2010 will be affected by this restatement. Amounts as of and for the nine month period ending September 30, 2010 were not affected.

In the Original Filing, the Company concluded that its disclosure controls and procedures were effective. Based on the determination to revise its financial statements for the three and six months ended June 30, 2010 and the three months ended September 30, 2010, the Company, with the assistance of an outside advisory firm, initiated a process to reassess the effectiveness of the design and operations of its internal controls over financial reporting. This process included, among other things, a thorough review and documentation of the Company’s procedures and controls with respect to timing of the procurement of information relating to the review and analysis of its loan loss reserves. As a result of the review and the implementation of process enhancements recommended by its outside advisory firm, the Company believes that as of the date of filing of this Form–10Q/A, the consolidated financial statements included in this Form–10Q/A present fairly, in all material respects, the Company’s financial position, results of operations, changes in shareholders’ equity and cash flows for the periods presented and that its disclosure controls and procedures are effective.

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

ii

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

FLORIDA BANK GROUP, INC.

Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss) (Unaudited)

($ in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(As Restated)
Interest income:
Loans	$8,453	$9,093	$25,681	$27,768
Securities available for sale	1,075	939	3,148	2,740
Other interest-earning assets	71	75	196	237

Total interest income	9,599	10,107	29,025	30,745

Interest expense:
Deposits:
Demand	137	111	458	331
Savings	15	25	56	101
Money market	598	648	1,688	2,084
Time	2,327	3,429	7,501	11,504
Federal Home Loan Bank advances	771	853	2,394	2,668

Total interest expense	3,848	5,066	12,097	16,688

Net interest income before provision for loan losses	5,751	5,041	16,928	14,057
Provision for loan losses	2,961	3,250	14,902	4,581

Net interest (expense) income after provision for loan losses	(2,790)	1,791	2,026	9,476

Noninterest (expense) income:
Service charges on deposit accounts	241	212	706	688
Other service charges and fees	181	111	424	306
Net gain on sale of securities available for sale	3,226	—	3,188	169
Other-than-temporary impairment of securities available for sale	—	—	(549)	—
Other	161	117	588	311

Total noninterest income	3,809	440	4,357	1,474

Noninterest expenses:
Salaries and employee benefits	3,324	3,233	10,819	7,770
Occupancy	1,428	1,414	4,164	4,213
Data processing	291	380	890	1,202
Stationary, printing and supplies	67	84	226	224
Business development	114	90	316	242
Insurance, including deposit insurance premium	545	964	1,549	1,824
Professional fees	426	203	1,339	495
Marketing	14	24	51	78
Federal Home Loan Bank advance prepayment penalties	—	—	41	1,296
Loss on sale of foreclosed real estate	127	380	262	424
Write-down of foreclosed real estate	150	—	792	—
Foreclosed real estate expense	142	228	327	436
Other	292	331	875	830

Total noninterest expense	6,920	7,331	21,651	19,034

Loss before income tax benefit	(321)	(5,100)	(15,268)	(8,084)
Income tax benefit	(114)	(1,919)	(5,715)	(3,042)

Net loss	(207)	(3,181)	(9,553)	(5,042)
Preferred stock dividend requirements and discount accretion	(330)	(246)	(990)	(246)

Net loss available to common stockholders	(537)	(3,427)	(10,543)	(5,288)
Other comprehensive income (loss):
Change in unrealized holding gains (losses) on securities available for sale	(994)	850	(704)	80

Comprehensive loss	$(1,531)	$(2,577)	$(11,247)	$(5,208)

Loss per common share:
Basic and Diluted	$(0.04)	$(0.24)	$(0.74)	$(0.45)

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

In the opinion of management, the condensed consolidated financial statements contain all adjustments, which are those of a recurring nature, and disclosures necessary to present fairly the financial position of the Company as of September 30, 2010 and the results of operations and cash flows for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of results that may be expected for the entire year or any other interim period.

Note 2 – Restatement of Previously Issued Financial Statements

The Company has restated the accompanying unaudited condensed consolidated financial statements as of and for the three months ended September 30, 2010. The allowance for loan losses and provision for loan losses were decreased by $6.0 million from amounts previously reported to reflect a reallocation of amounts applied to the loans of certain specific customers as of June 30, 2010, which was subsequently applied as of September 30, 2010. The majority of the adjustment related to the determination by the FRB that a small number of impaired loans were collateral dependent as of June 30, 2010, which the Company had judged to be other than collateral dependent as of June 30, 2010. As a result of information that subsequently became available to the Company regarding the Company’s real estate loan portfolio and the valuation of the underlying collateral, it determined that these loans were collateral dependent as of June 30, 2010 and September 30, 2010. As a result of the Company’s determination that these loans should be recognized as collateral dependent as of June 30, 2010, the Company also determined that the provision should be recognized in June 30, 2010, which necessitated the restatement of its financial statements.

The $6.0 million increase in the allowance for loan losses and provision for loan losses was previously included in the provision recorded during the third quarter of 2010. Accordingly, the restatements represent a reallocation of amounts form the provision from of September 30, 2010, to the provision as of June 30, 2010. Consequently, only the results for the three month periods ending June 30 and September 30, 2010, and the six month period ending June 30, 2010 were affected by these restatements. There was no impact to the results for the nine months ended September 30, 2010.

The effect of the restatement is as follows (dollars in thousands):

Consolidated Statements of Operations

	For the three months ended September 30, 2010
	As Reported	Adjustment	Restated
Provision for loan losses	$8,932	$(5,971)	$2,961
Net interest income (loss) after provison for loan losses	$(3,181)	$5,971	$2,790
Loss before income tax benefit	$(6,292)	$5,971	$(321)
Income tax benefit	$(2,362)	$2,248	$(114)
Net loss	$(3,930)	$3,723	$(207)
Comprehensive loss	$(5,254)	$3,723	$(1,531)
Net loss per common share Basic and Diluted	$(0.30)	$0.26	$(0.04)

Certain amounts were also restated and additional disclosures are provided in the footnotes primarily in “Note 4 – Loans” and in “Note 8 – Comprehensive Loss.”

Note 3 – Securities Available for Sale.

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

The table below provides a cumulative roll forward of credit losses recognized in operations for the nine months ended September 30, 2010 relating to the Company’s available for sale debt securities:

Balance at, January 1, 2010	$1,184
Additions for credit losses on securities not previously impaired	549
Reduction for securities sold during the year	(1,032)

Balance, at September 30, 2010	$701

Note 4 – Loans

The components of loans were as follows:

	As of
	September 30, 2010	December 31, 2009
Commercial	$50,930	$63,439
Commercial Real Estate	340,856	343,028
Residential Real Estate	212,312	220,854
Consumer and Other Loans	15,057	19,027

	619,155	646,348

Less:
Net deferred fees	(444)	(355)
Allowance for loan losses	(21,353)	(21,342)

Loans, Net	$597,358	$624,651

An analysis of the changes in the allowance for loan losses for the three and nine month periods ended September 30, 2010 and 2009 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Balance At Beginning Of Period	$25,545	$13,323	$21,342	$17,550
Charge-Offs	(7,164)	(2,931)	(15,354)	(8,498)
Recoveries	11	7	463	16
Provision For Loan Losses	2,961	3,250	14,902	4,581

Balance At End Of Period	$21,353	$13,649	$21,353	$13,649

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

Note 8 – Comprehensive Loss

FASB Topic ASC 220, “Comprehensive Income” (Formerly SFAS No. 130), requires that certain transactions and other economic events that bypass the income statement be displayed as other comprehensive income (loss). Comprehensive loss totaled $1.5 million for the three months ended September 30, 2010, and $2.6 million for the comparable period in 2009. Comprehensive loss totaled $11.2 million for the nine months ended September 30, 2010 and $5.2 million for the comparable period in 2009. The Company’s comprehensive income (loss) consists of net loss and changes in unrealized gains and losses on securities available-for-sale (net of income taxes).

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

In January 2010, the FASB issued ASU No. 2010-06 “Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements,” which amends the fair value disclosure guidance. The amendments include new disclosures and changes to clarify existing disclosure requirements. The new guidance was effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements of Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this guidance is not expected to have a material effect on the Company’s financial statements.

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Florida Bank Group, Inc.

Tampa, Florida:

We have reviewed the accompanying condensed consolidated balance sheet of Florida Bank Group, Inc. (the “Company”) as of September 30, 2010, the related condensed consolidated statements of operations and other comprehensive income (loss) for the three and nine month periods ended September 30, 2010 (as restated) and 2009, and the related condensed consolidated statements of changes in stockholders’ equity and cash flows for the nine month periods ended September 30, 2010 and 2009. These interim condensed consolidated financial statements are the responsibility of the Company’s management.

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

As described in Note 2 to the interim condensed consolidated financial statements, the Company has restated its previously issued interim condensed consolidated financial statements for the three-month period ended September 30, 2010.

/s/ Hacker, Johnson & Smith PA

HACKER, JOHNSON & SMITH PA
Tampa, Florida
November 10, 2010, except for Notes 2, 4 and 8
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

•

For the three months ended September 30, 2010, we recorded a net loss available to common stockholders (“net loss”) of $ 0.5 million, or $0.04 per basic and diluted share. These results compared with a net loss of $3.4 million, or $0.24 per basic and diluted share for the same period in 2009. The increase in net losses for the 2010 period as compared to the 2009 period was mostly driven by an increase in our provision for loan losses, which more than offset the increase in noninterest income and net interest income before provision for loan losses.

•

The loan loss provisions were $3.0 million and $3.3 million for the quarters ended September 30, 2010 and 2009, respectively. The provision for the current quarter reflects required additions to reserves for collateral devaluation on existing impaired loans and to a lesser extent, for newly impaired loans. See below for discussion on loan loss reserves.

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

•	At September 30, 2010 and December 31, 2009, our capital ratios all surpassed regulatory measures to be considered “well capitalized.”

RESULTS OF OPERATIONS

Summary of Results of Operation for the Three Months Ended September 30, 2010 and 2009

Following is a condensed operations summary for the three months ended September 30, 2010 and 2009 (in thousands, except per share amounts):

	For the Three Months Ended		2010 vs. 2009	Change %
	September 30, 2010	September 30, 2009
	(As Restated)
Interest Income	$9,599	$10,107	$(508)	-5.0%
Interest Expense	3,848	5,066	(1,218)	-24.0%

Net Interest Income before provision for loan losses	5,751	5,041	710	14.1%
Provision for Loan Losses	2,961	3,250	289	-8.9%
Noninterest income	3,809	440	3,369	765.7%
Noninterest expenses	6,920	7,331	(411)	-5.6%

Loss before income tax benefit	(321)	(5,100)	4,779	-93.7%
Income tax benefit	(114)	(1,919)	1,805	-94.1%

Net Loss	(207)	(3,181)	2,975	-93.5%
Preferred stock dividend and discount accretion	(330)	(246)	(84)	34.1%

Net loss available to common stockholders	$(537)	$(3,427)	$2,890	-84.3%

Loss per common share - basic and diluted	$(0.04)	$(0.24)	$0.20	-84.4%

Selected Operating Ratios:
Return on Average Assets	-0.25%	-1.56%
Return on Average Equity	-2.02%	-10.69%
Equity to Assets Ratio	11.78%	14.78%

Net Loss

Net loss available to common stockholders totaled $0.5 million ($0.04 per diluted share) for the three months ended September 30, 2010 compared to a net loss available to common stockholders of $3.4 million ($0.24 per diluted share) for the three months ended September 30, 2009. The factors affecting the $2.9 million decrease are displayed in the table above. A more detailed discussion of each major component of our financial performance is provided below.

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

($ in thousands)

	September 30, 2010			September 30, 2009
	Balance	Interest	Rate	Balance	Interest	Rate
	(As Restated)
ASSETS
Loans	$629,863	$8,453	5.32%	$644,023	$9,093	5.60%
Securities available for sale	140,064	1,075	3.04%	90,027	939	4.14%
Other interest-earning assets	48,108	71	0.59%	86,464	75	0.34%

Total Earning Assets	818,035	9,599	4.66%	820,514	10,107	4.89%
Cash & Due from Banks	2,632			2,988
Allowance For Loan Losses	(25,561)			(11,996)
Other Assets	67,756			57,515

Total Assets	$862,862			$869,021

LIABILITIES
Demand	$69,450	$137	0.78%	$42,789	$111	1.03%
Savings	11,068	15	0.54%	12,667	25	0.78%
Money Market	188,668	598	1.26%	160,831	648	1.60%
Time	338,748	2,327	2.73%	387,891	3,429	3.51%

Total Interest Bearing Deposits	607,934	3,077	2.01%	604,178	4,213	2.77%
FHLB advances	77,700	771	3.94%	81,700	853	4.14%
Other borrowings	—	—	0.00%	26	—	0.00%

Total Interest Bearing Liabilities	685,634	3,848	2.23%	685,904	5,066	2.93%
Noninterest bearing Deposits	64,724			50,783
Other Liabilities	7,365			5,124

Total Liabilities	757,723			741,811
Total Shareholder’s Equity	105,139			127,210

Total Liabilities & Shareholder’s Equity	$862,862			$869,021

Interest Rate Spread			2.43%			1.96%

Net Interest Income		$5,751			$5,041

Net Interest Margin			2.79%			2.44%

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

Provision for Loan Losses

The provision for loan losses for the quarter ended September 30, 2010, was $3.0 million compared to $3.3 million for the quarter ended September 30, 2009. The provisions for both periods reflect the continued contraction of commercial and residential real estate activity and the ripple effect on our local economies resulting in an increase in nonperforming loans, a reduction in the fair values of loan collateral and an increase in our net loan charge-off experience. Our nonperforming loans were $54.1 million as of September 30, 2010, compared to $33.9 million as of September 30, 2009. Net charge-offs in the third quarter of 2010 totaled $7.2 million compared to $2.9 million in the same period in 2009. At September 30, 2010, the allowance for loan losses, at $21.4 million, was 3.5% of outstanding loans (net of overdrafts) and provided coverage of 39.5% of nonperforming loans. At September 30, 2009, the allowance for loan losses was $13.6 million, representing 2.1% of outstanding loans (net of overdrafts) and provided coverage of 40.2% of nonperforming loans.

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

($ in thousands)

	September 30, 2010			September 30, 2009
	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Loans	$637,833	$25,681	5.38%	$656,746	$27,768	5.65%
Securities available for sale	122,335	3,148	3.44%	83,840	2,740	4.37%
Other interest-earning assets	43,927	196	0.60%	78,217	237	0.41%

Total Earning Assets	804,095	29,025	4.83%	818,803	30,745	5.02%
Cash & Due from Banks	2,647			5,573
Allowance For Loan Losses	(23,447)			(14,250)
Other Assets	66,777			56,706

Total Assets	$850,072			$866,832

LIABILITIES
Demand	$67,121	$458	0.91%	$43,720	$331	1.01%
Savings	11,900	56	0.63%	11,861	101	1.14%
Money Market	165,717	1,688	1.36%	143,479	2,084	1.94%
Time	348,480	7,501	2.88%	415,039	11,504	3.71%

Total Interest Bearing Deposits	593,218	9,703	2.19%	614,099	14,020	3.05%
FHLB advances	78,982	2,394	4.05%	85,378	2,668	4.18%
Other borrowings	18	—	0.00%	514	—	0.00%

Total Interest Bearing Liabilities	672,218	12,097	2.41%	699,991	16,688	3.19%
Noninterest bearing Deposits	62,133			51,169
Other Liabilities	5,743			7,298

Total Liabilities	740,094			758,458
Total Shareholder’s Equity	109,978			108,374

Total Liabilities & Shareholder’s Equity	$850,072			866,832

Interest Rate Spread			2.42%			1.83%

Net Interest Income		$16,928			$14,057

Net Interest Margin			2.81%			2.30%

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

	September 30, 2010	December 31, 2009
Specific Reserves:
Impaired loans with no specific reserves	$25,391	$27,606
Impaired loans with specific reserves	35,438	39,583

Total impaired loans	$60,829	$67,189
Reserve	$9,666	$8,801
Reserve % of impaired loans	15.89%	13.10%
General Reserves:
Loans subject to general reserve	$558,326	$579,159
Reserve	$11,687	$12,541
Reserve % of loans	2.09%	2.17%

During the three and nine months ended September 30, 2010 and 2009, the activity in our loan loss allowance was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Balance At Beginning Of Period	$25,545	$13,323	$21,342	$17,550
Charge-Offs	(7,164)	(2,931)	(15,354)	(8,498)
Recoveries	11	7	463	16
Provision For Loan Losses	2,961	3,250	14,902	4,581

Balance At End Of Period	$21,353	$13,649	$21,353	$13,649

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Charge-Offs:
Commercial	$(700)	$(91)	$(821)	$(293)
Commercial Real Estate	(4,116)	(1,391)	(9,075)	(3,715)
Residential Mortgage	(1,791)	(1,288)	(4,495)	(4,262)
Consumer and Other Loans	(557)	(161)	(963)	(228)

	$(7,164)	$(2,931)	$(15,354)	$(8,498)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Recoveries:
Commercial	$2	$—	$366	$1
Commercial Real Estate	1	—	5	—
Residential Mortgage	8	6	92	14
Consumer and Other Loans	—	1		1

	$11	$7	$463	$16

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

Based on the determination to revise our financial statements for periods noted above, we, with the assistance of an outside advisory firm, initiated a process to reassess the effectiveness of the design and operations of our internal controls over financial reporting. This process included, among other things, a thorough review and documentation of our procedures and controls with respect to timing of the procurement of information relating to the review and analysis of our loan loss reserves. As a result of the review and the implementation of process enhancements recommended by our outside advisory firm, we believe that as of the date of filing of this Form 10-Q/A the consolidated financial statements included in this Form10-Q/A present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented and that our disclosure controls and procedures are effective.

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