Form 10-K
period 2010-12-31
Florida Bank Group, Inc.
filed 2011-03-25
CIK 1370914

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-53813

FLORIDA BANK GROUP, INC.

(Exact name of registrant as specified in its charter)

Florida	20-8732828
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

201 N. Franklin Street, Suite 100, Tampa, FL	33602
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (813) 367-5270

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, par value $0.01	None

Securities registered pursuant to Section 12(b) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant, based on the price of the Common Stock on June 30, 2010, the registrant’s most recently completed second fiscal quarter based upon the sales price of $4.00 for the sale by the registrant of 4,584,756 shares on May 29, 2009 and June 15, 2009 or $57,317,260 in the aggregate.

Number of shares of common stock outstanding as of February 28, 2011: 14,329,315

Documents Incorporated by Reference

Applicable portions of the Proxy Statement for the Annual Meeting of Stockholders of the Company to be held April 27, 2011 are incorporated by reference in Part III of this Form 10-K.

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

All forward-looking statements, by their nature, are subject to risks and uncertainties. Our actual future results may differ materially from those set forth in the forward-looking statements. Our ability to achieve our financial objectives could be adversely affected by the factors discussed in detail in the section captioned “Risk Factors” as well as the following factors:

•	the strength of the United States economy in general and the strength of the local economies in which we conduct operations;

•	the loss of our key personnel;

•	the accuracy of our financial statement estimates and assumptions, including our allowance for loan losses;

•	our need and our ability to incur additional debt or equity financing;

•	our ability to execute our growth strategy;

•	inflation, interest rates, market and monetary fluctuations;

•	the effects of our lack of a diversified loan portfolio, including the risk of geographic concentration;

•	the frequency and magnitude of foreclosure of our loans;

•	effect of changes in the stock market and other capital markets;

•	legislative or regulatory changes;

•	the effects of harsh weather conditions, including hurricanes;

•	our ability to comply with the extensive laws and regulations to which we are subject;

•	changes in the securities and real estate markets;

•	increased competition and its effect on pricing;

•	technological changes;

•	changes in monetary and fiscal policies of the U.S. Government;

•	the effects of security breaches and computer viruses that may affect our computer systems;

•	changes in consumer spending and saving habits;

•	changes in accounting principles, policies, practices or guidelines;

•	anti-takeover provisions under Federal and state law as well as our Articles of Incorporation and our bylaws; and

•	our ability to manage the risks involved in the foregoing.

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

General.

Florida Bank Group, Inc. (the “Company” or the “Holding Company”) is a bank holding company under the Bank Holding Company Act of 1956, as amended, headquartered in Tampa, Florida and is the is the sole shareholder of Florida Bank (the “Bank”) (collectively, the “Company”). The Holding Company was incorporated on January 12, 2007, under the laws of the State of Florida. The Bank is a Florida chartered commercial bank which provides a wide range of business and consumer financial services in its target marketplace. The Bank currently operates 14 full service banking centers in the Florida counties of Hillsborough, Pinellas, Duval, Leon, Manatee and St. Johns. As of December 31, 2010, we had $838.4 million in total assets, including $572.0 million in net loans, and $712.3 million in deposits.

The Bank was acquired in January 2002. In December 2006, Bank of North Florida, which was owned 100% by the Holding Company, began banking operations. Florida Bank of Jacksonville was acquired in September 2007. On January 25, 2008, Florida Bank of Jacksonville acquired the assets and assumed the liabilities of Bank of North Florida. On January 25, 2008, Bank of North Florida changed its main office to an office in Sarasota, Florida and changed its name to Florida Bank of Sarasota. On December 5, 2008, Florida Bank of Sarasota was merged into the Bank. The Bank of Tallahassee was acquired in May 2007. On March 30, 2009, the Company merged Florida Bank of Jacksonville and The Bank of Tallahassee into the Bank.

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

Our marketing strategy is targeted to:

•	Capitalize on our personal relationship approach, which we believe differentiates us from our larger competitors;

•	Provide customers with access to our local executives who make key credit and other decisions;

•	Pursue commercial lending opportunities with small to mid-sized businesses that are underserved by our larger competitors;

•	Cross-sell our products and services to our existing customers to leverage our relationships, grow fee income and enhance profitability; and

•	Adhere to safe and sound credit standards.

Our long-term business strategy is geared toward building a preeminent community bank in the state of Florida. The business strategy includes having a significant market share (as defined by deposits), among community banks, in each of the markets in which we currently operate.

During 2010 we entered into a definitive merger agreement pursuant to which we would acquire another community bank in our area. As part of the merger agreement, we had agreed to raise no less than $10 million and no more than $30 million of additional equity in a private placement offering (for which we had $30.0 million in commitments), which primarily would be utilized to reduce the amount of non-performing assets carried on our books. The merger transaction was subject to regulatory approval, which was not received. Consequently the merger agreement and the fully committed private placement offering were terminated in December 2010.

We focus on increasing the number of customer relationships and, ultimately, deposits, loans and profitability. Organic strategies include taking advantage of customer dislocation in the market place created by other banks’ operating limitations and customer dissatisfaction. We also have retail strategies in place to drive more business through our branch infrastructure.

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

The Bank provides a range of consumer and commercial banking services to individuals and businesses. The basic services offered by the Bank include: demand interest bearing and noninterest bearing accounts, money market deposit accounts, NOW accounts, time deposits, safe deposit services, business credit cards, debit cards, direct deposits, notary services, money orders, night depository, travelers’ checks, cashier’s checks, domestic collections, savings bonds, bank drafts, automated teller services, drive-in tellers, banking by mail and the full range of consumer loans, both collateralized and uncollateralized. In addition, the Bank makes secured and unsecured commercial and real estate loans and issues stand-by letters of credit. The Bank provides automated teller machine (ATM) cards permitting our customers to utilize the convenience of the Bank’s ATM network nationwide and internationally. The Bank does not have trust powers and, accordingly, no trust services are provided.

The Bank’s target market is professionals, executives, and small to medium-sized businesses. The small to medium sized business customer (typically a commercial entity with annual sales of $30 million or less) has the opportunity to generate significant revenue for banks yet is generally underserved by large bank competitors.

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

The Company does not believe that it has any lending relationships upon which the Company is dependent. As of December 31, 2010, the largest lending relationship including affiliated entities of the borrower represented 1.6% of the assets of the Company.

Market Area.

Our current primary market area includes the areas surrounding the metropolitan markets of Tampa, St. Petersburg, Sarasota, Jacksonville and Tallahassee, Florida. This market area includes the following seven Florida counties: Hillsborough, Pinellas, Sarasota, Manatee, Duval, St. Johns and Leon.

Banking Services.

Commercial Banking.

The Bank focuses its commercial loan originations on small and mid-sized businesses (generally up to $30 million in annual sales) and such loans are usually accompanied by related deposits. Commercial underwriting is driven by historical and projected cash flow analysis supported by collateral analysis and review. Commercial loan products include small business loans, commercial real estate construction and term loans; working capital loans and lines of credit; demand, term and time loans; and equipment, inventory and accounts receivable financing. The Bank offers a range of cash management services and deposit products to commercial customers, including electronic banking.

Retail Banking.

The Bank’s retail banking activities emphasize consumer deposit and checking accounts. An extensive range of these services is offered by the Bank to meet the varied needs of its customers from young persons to senior citizens. In addition to traditional products and services, the Bank offers other products and services, such as debit cards, internet banking, and electronic bill payment services. Consumer loan products offered by the Bank include residential loans, home equity lines of credit, second mortgages, new and used auto loans, new and used boat loans, overdraft protection, and unsecured personal credit lines.

Lending Services.

Loan Portfolio Composition.

At December 31, 2010 and December 31, 2009, our net loan portfolio totaled $572.0 million and $624.7 million, respectively, representing approximately 68.23% and 75.23% of our total assets of $838.4 million and $830.3 million, respectively.

The composition of our loan portfolio at December 31, 2010 and December 31, 2009 is indicated below (in thousands):

	December 31, 2010		December 31, 2009
	Amount	% of Total	Amount	% of Total
Commercial	$47,475	8.00%	$63,439	9.81%
Commercial Real Estate	329,487	55.53%	343,028	53.08%
Residential Mortgage	203,488	34.30%	220,854	34.17%
Consumer	12,879	2.17%	19,027	2.94%

Total loans	593,329	100.00%	646,348	100.00%

Less: Net deferred fees	(454)		(355)
Less: Allowance for loan losses	(20,830)		(21,342)

Loans, Net	$572,045		$624,651

There was approximately $57.1 million in non-accrual loans at December 31, 2010, and $46.9 million (non-accrual loans and accruing loans 90 days or more past due) at December 31, 2009.

Commercial Loans.

At December 31, 2010 and December 31, 2009, our commercial loan portfolio totaled $47.5 million and $63.4 million, respectively. Loans are made for acquisition, expansion, and working capital purposes and may be secured by real estate, accounts receivable, inventory, equipment or other assets. The financial condition and cash flow of commercial borrowers are monitored by the submission of corporate financial statements, personal financial statements and income tax returns. The frequency of submissions of required financial information depends on the size and complexity of the credit and the collateral that secures the loan. It is our general policy to obtain personal guarantees from the principals of commercial loan borrowers.

Real Estate Loans.

At December 31, 2010 and December 31, 2009, our real estate loan portfolio (comprised of commercial and residential real estate loans) totaled $533.0 million and $563.9 million, respectively. The Bank originates mortgage loans secured by commercial construction, land commercial real estate and residential real estate.

Commercial Real Estate Loans.

At December 31, 2010 and December 31, 2009, our commercial real estate loan portfolio totaled $329.5 million and $343.0 million, respectively, of which $58.2 million and $60.4 million, respectively, represents commercial real estate construction loans and $127.2 million and $132.7 million, respectively, are owner occupied properties. Such loans are primarily secured by retail office buildings, multi-family construction projects, land, and general purpose business space. For construction loans, we lend to credit worthy customers, which may include builders who generally have been in business for a minimum of five years.

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

Appraisals on properties securing commercial real estate loans originated by us are performed by an independent appraiser at the time the loan is made. In addition, our underwriting procedures generally require verification of the borrower’s credit history, income and financial condition, banking relationships, references and income projections for the property. We generally obtain personal guarantees for our commercial real estate loans, and analyze the guarantor’s global cash flow, personal financial statement and contingent liabilities.

Residential Real Estate Loans.

At December 31, 2010 and December 31, 2009, our residential real estate loan portfolio totaled $203.5 million and $220.9 million, respectively. The following table provides the components of residential real estate loans ($ in millions):

	December 31, 2010		December 31, 2009
	Amount	% of Total	Amount	% of Total
I-4 Family Residential Construction	$5.2	2.56%	$8.9	4.03%
Revolving open-end loans (home equity loans)	78.1	38.38%	87.2	39.47%
Closed-end loans secured by first liens	94.8	46.58%	100.4	45.46%
Closed-end loans secured by junior liens	3.4	1.67%	2.9	1.31%
Closed-end loans secured by multi-family	22.0	10.81%	21.5	9.73%

Total	$203.5	100.00%	$220.9	100.00%

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

Home equity loans (revolving open-end loans) are typically made in an amount up to 80% of the appraised value of the property securing the loan, less the amount of any existing liens on the property. Home equity loans typically have an original maturity of 10 years. Closed-end loans are primarily secured by liens on the property and have fixed terms and maturity dates which can extend up to 15 years. The interest rates on both home equity loans and closed-end loans can be either fixed or variable.

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

Installment, Consumer and Other Loans

At December 31, 2010 and December 31, 2009, our installment and consumer loan portfolio totaled $12.9 million and $19.0 million, respectively. The Bank offers a variety of installment, consumer, and other loans. These loans are typically secured by residential real estate, securities, and Bank certificates of deposit, or personal property, including automobiles and boats. These loans also include unsecured personal loans. The majority of the terms range from 12 months to 60 months.

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

The Bank generally does not make commercial or consumer loans outside its market area unless the borrower has an established relationship with the Bank and conducts its principal business operations within the Bank’s market areas. Consequently, the Bank and its borrowers are primarily affected by the economic conditions prevailing in its market areas.

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

The following table displays data provided by the FDIC regarding our competition in Hillsborough, Pinellas, Sarasota, Manatee, Duval, St. Johns and Leon counties, Florida (our primary market area), as of June 30, 2010, the latest date for which data was available:

County	Number of Insured Financial Institutions	Number of Retail Branches	Our Deposit Market Share
Hillsborough	57	316	1.44%
Pinellas	37	312	0.71%
Sarasota	43	182	0.12%
Manatee	31	129	0.21%
Duval	33	199	0.14%
St. Johns	23	66	1.38%
Leon	19	95	.92%

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

Employees.

As of December 31, 2010, we employed 146 full-time employees and 10 part-time employees. Our employees are not represented by a collective bargaining unit. We consider relations with our employees to be good.

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

Recent Legislative and Regulatory Initiatives to Address Financial and Economic Crises.

As we discuss in the Management’s Discussion and Analysis section of this Form 10-K, the global and U.S. economies are experiencing significantly reduced business activity as a result of, among other factors, disruptions in the financial system in the past several years. On July 21, 2010, President Obama signed the Dodd-Frank

Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, into law. The Dodd-Frank Act will have a broad impact on the financial services industry, including potentially significant regulatory and compliance changes including, among other things, (1) enhanced resolution authority of troubled and failing banks and their holding companies; (2) potential changes to capital and liquidity requirements; (3) changes to regulatory examination fees; (4) changes to assessments to be paid to the FDIC for federal deposit insurance; and (5) numerous other provisions designed to improve supervision and oversight of, and strengthening safety and soundness for, the financial services sector. Additionally, the Dodd-Frank Act establishes a new framework for systemic risk oversight within the financial system to be distributed among new and existing federal regulatory agencies, including the Financial Stability Oversight Council, the Board of Governors of the Federal Reserve System, or the Federal Reserve, the Office of the Comptroller of the Currency, or the OCC, and the Federal Deposit Insurance Corporation, or the FDIC. Many of the requirements called for in the Dodd-Frank Act will be implemented over time and most will be subject to implementing regulations over the course of several years. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full extent of the impact such requirements will have on our operations is unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage ratio requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements. Failure to comply with any such laws, regulations, or principles or changes thereto, may negatively impact our results of operations and financial condition. While we cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have on us, these changes could be materially adverse to our investors and shareholders.

The following items provide a brief description of the impact of the Dodd-Frank Act on our operations and activities, both currently and prospectively.

•

Increased Capital Standards and Enhanced Supervision. The federal banking agencies are required to establish minimum leverage and risk-based capital requirements for banks and bank holding companies. These new standards will be no lower than existing regulatory capital and leverage standards applicable to insured depository institutions and may, in fact, be higher when established by the agencies. Compliance with heightened capital standards may reduce our ability to generate or originate revenue-producing assets and thereby restrict revenue generation from banking and non-banking operations. The Dodd-Frank Act also increases regulatory oversight, supervision and examination of banks, bank holding companies and their respective subsidiaries by the appropriate regulatory agency. Compliance with new regulatory requirements and expanded examination processes could increase the Company’s cost of operations.

•

The Consumer Financial Protection Bureau. The Dodd-Frank Act creates a new, independent Consumer Financial Protection Bureau, or the Bureau, within the Federal Reserve. The Bureau is tasked with establishing and implementing rules and regulations under certain federal consumer protection laws with respect to the conduct of providers of certain consumer financial products and services. The Bureau has rulemaking authority over many of the statutes governing products and services offered to bank consumers. Generally, we will not be directly subject to the rules and regulations of the Bureau. However, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are stricter than those regulations promulgated by the Bureau and state attorneys general are permitted to enforce consumer protection rules adopted by the Bureau against certain state-chartered institutions. Any such new regulations could increase our cost of operations and, as a result, could limit our ability to expand into these products and services.

•

Deposit Insurance. The Dodd-Frank Act makes permanent the $250,000 deposit insurance limit for insured deposits. Amendments to the Federal Deposit Insurance Act also revise the assessment base against which an insured depository institution’s deposit insurance premiums paid to the FDIC’s

Deposit Insurance Fund, or the DIF, will be calculated. Under the amendments, the assessment base will no longer be the institution’s deposit base, but rather its average consolidated total assets less its average tangible equity. Additionally, the Dodd-Frank Act makes changes to the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15 percent to 1.35 percent of the estimated amount of total insured deposits, and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds. Several of these provisions could increase the FDIC deposit insurance premiums paid by us. The Dodd-Frank Act also provides that, effective one year after the date of enactment, depository institutions may pay interest on demand deposits.

•

Transactions with Affiliates. The Dodd-Frank Act enhances the requirements for certain transactions with affiliates under Section 23A and 23B of the Federal Reserve Act, including an expansion of the definition of “covered transactions” and increasing the amount of time for which collateral requirements regarding covered transactions must be maintained.

•

Transactions with Insiders. Insider transaction limitations are expanded through the strengthening on loan restrictions to insiders and the expansion of the types of transactions subject to the various limits.

•

Restricts Lending Limits. The Dodd-Frank Act broadens the existing limits on a depository institution’s credit exposure to one borrower. Current banking law limits a depository institution’s ability to extend credit to one person (or group of related persons) in an amount exceeding certain thresholds. The Dodd-Frank Act expands the scope of these restrictions to include credit exposure arising from derivative transactions, repurchase agreements, and securities lending and borrowing transactions.

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

Dividends.

The Bank is subject to legal limitations on the frequency and amount of dividends that can be paid to us. The Federal Reserve has restricted the ability of the Bank to pay dividends. These regulations and restrictions may limit our ability to obtain funds from the Bank for our cash needs, including funds for the payment of dividends, interest, and operating expenses.

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

The Company and the Bank have entered into a Regulatory Agreement in which, among other things, they have agreed not to pay any dividends without the prior approval of the Federal Reserve. See, “Description of Business—Regulatory Considerations—Regulatory Agreement.”

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

Federal laws and regulations establish a capital-based regulatory scheme designed to promote early intervention for troubled banks and require the FDIC to choose the least expensive resolution of bank failures. The capital-based regulatory framework contains five categories of compliance with regulatory capital requirements, including “well capitalized”, “adequately capitalized”, “undercapitalized”, “significantly undercapitalized” and “critically undercapitalized.” To qualify as a “well-capitalized” institution, a bank must have a leverage ratio of no less than 5%, a Tier I risk-based ratio of no less than 6%, and a total risk-based capital ratio of no less than 10%, and the bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. Generally, a financial institution must be “well capitalized” before the Federal Reserve will approve an application by a bank holding company to acquire or merge with a bank or bank holding company. At December 31 2010, The Bank’s Tier I capital and total capital ratios were 9.70% and 10.98%, respectively, and its leverage capital ratio was 6.48%.

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

Regulatory Agreement.

During 2010, the Federal Reserve Bank of Atlanta (the “FRB”) conducted a periodic examination of the Bank and as a consequence of this examination, entered into a Written Agreement (the “Regulatory Agreement”) with the Company, effective March 1, 2011. The Regulatory Agreement, among other requirements, provides that the Company’s Board of Directors will take steps to ensure that the Bank complies with the agreement and will strengthen its oversight of the management and operations of the Bank. In addition, the Regulatory Agreement provides that the Bank:

•	Will within 60 days of the Regulatory Agreement, submit to the FRB a written plan to strengthen Board oversight and also credit risk management practices;

•	Will revise its lending and credit administration policies and procedures;

•	Will submit to the FRB an acceptable written program to ensure the accurate grading of loans and to ensure independent loan portfolio reviews;

•	Will not extend or renew credit to borrowers with criticized loans without the prior approval of the majority of the board of directors or a designated committee thereof;

•	Will submit a revised business plan for 2011 to improve its earnings and overall condition;

•	Will not declare or pay any dividends or take any other form of payment representing a reduction in capital from the Bank without prior regulatory approval;

•	Will not incur, increase or guarantee any debt or redeem any shares without prior regulatory approval;

•	Will not appoint any new directors or senior executive officers without prior regulatory approval;

•	Will review and revise its ALLL methodology consistent with relevant supervisory guidance, and;

•	Will submit an acceptable enhanced written internal audit program that addresses a variety of internal risk assessment and audit program activities.

The Company and the Bank have agreed to submit an acceptable plan to maintain sufficient capital at the Bank as a separate legal entity on a stand-alone basis, not declare or pay any dividends without the prior approval of the Federal Reserve, comply with restrictions on indemnification and severance payments under applicable law, and seek the approval of the Federal Reserve before the appointment of any new director or executive officer. In addition, the Company has agreed that it:

•	Will submit to the Federal Reserve an acceptable plan to maintain sufficient capital at the Company on a consolidated basis; and

•	Will not incur or increase any debt, or purchase or redeem any of its shares without the prior approval of the Federal Reserve.

The Company is committed to taking all necessary actions to promptly address the requirements of the Regulatory Agreement.

Item 1A.	Risk Factors

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

Regulatory Risks

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

The U.S. federal, state and foreign governments have taken extraordinary actions in an attempt to deal with the worldwide financial crisis and the severe decline in the global economy. To the extent adopted, many of these actions have been in effect for only a limited time, and have produced limited or no relief to the capital, credit and real estate markets. There is no assurance that these actions or other actions under consideration will ultimately be successful.

In the United States, the federal government has adopted the Emergency Economic Stabilization Act of 2008 (enacted on October 3, 2008), or the EESA, the American Recovery and Reinvestment Act of 2009

(enacted on February 17, 2009), or the ARRA. With authority granted under these laws, the Treasury Department has enacted a financial stability plan intended to:

•	provide for the government to invest additional capital into banks and otherwise facilitate bank capital formation;

•	temporarily increase the limits on federal deposit insurance; and

•	provide for various forms of economic stimulus, including assisting homeowners restructure and lower mortgage payments on qualifying loans.

As discussed below, the Dodd-Frank Act was enacted in 2010 to address numerous issues in the Financial Services industry. There can be no assurance that these initiatives or any other legislative or regulatory initiatives enacted or adopted in response to the ongoing economic crisis, will be effective at dealing with the ongoing economic crisis and improving economic conditions globally, nationally or in our markets or that the measures adopted will not have adverse consequences.

We operate in a highly regulated environment and the laws and regulations that govern our operations, corporate governance, executive compensation and accounting principles, or changes in them, or our failure to comply with them, may adversely affect us.

We are subject to extensive regulation, supervision, and legislation that govern almost all aspects of our operations. Intended to protect customers, depositors and deposit insurance funds, these laws and regulations, among other matters, prescribe minimum capital requirements, impose limitations on the business activities in which we can engage, and limit the dividends or distributions that the Bank can pay to the Holding Company. Compliance with laws and regulations can be difficult and costly, and changes to laws and regulations often impose additional compliance costs. Further, our failure to comply with these laws and regulations, even if the failure follows good faith effort or reflects a difference in interpretation, could subject us to additional restrictions on its business activities, fines and other penalties, any of which could adversely affect our results of operations, capital base and the price of our securities.

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

Our current operations and activities are subject to heightened regulatory oversight which may negatively impact our business and results of operations.

In March 2011, the Company and the Federal Reserve entered into the Regulatory Agreement. See, “Description of Business—Regulatory Considerations—Regulatory Agreement.”

As a result of all of the Regulatory Agreement, our operations, lending activities and capital levels are subject to heightened regulatory oversight, over and above the extensive regulation which normally applies to us under existing regulations, which could increase our expenses and could negatively impact our business. In addition, failure to comply with these heightened requirements could lead to additional regulatory actions, expenses and other restrictions.

We are subject to restrictions as a result of our participation in the U.S Treasury’s Capital Purchase Program.

We voluntarily participated in the TARP Capital Purchase Program and are subject to various restrictions as defined therein, including standards for executive compensation and corporate governance for as long as the Treasury holds our Series A and B Preferred Stock. These standards generally apply to our Chief Executive Officer, Chief Financial Officer and the three next most highly compensated senior executive officers. The standards include (1) ensuring that incentive compensation for senior executives does not encourage unnecessary and excessive risks that threaten the value of the financial institution; (2) required clawback of any bonus or incentive compensation paid to a senior executive based on statements of earnings, gains or other criteria that are later proven to be materially inaccurate; (3) prohibition on making golden parachute payments to senior executives; and (4) agreement not to deduct for tax purposes executive compensation in excess of $500,000 for each senior executive.

Pursuant to the American Recovery and Reinvestment Act of 2009, further compensation restrictions, including significant limitations on incentive compensation and “golden parachute” payments, have been imposed on our most highly compensated employees, which may make it more difficult for us to retain and recruit qualified personnel, which could negatively impact our business, financial condition and results of operations.

Regulatory restrictions on hiring, compensating and indemnifying directors and senior executive officers may adversely affect us.

The FRB requires us to seek approval before electing any new directors or senior executive officers. Such hiring restrictions and inability to indemnify, and to pay any such persons “golden parachute” payments upon the termination of their service, may adversely affect our ability to attract or retain the qualified persons we need to operate our business.

Other Business Risk

Changes in business and economic conditions, in particular those of the Florida markets in which we operate, could continue to lead to lower asset quality, and lower earnings.

Unlike larger national or regional banks that are more geographically diversified, our business and earnings are closely tied to more local business and economic conditions, particularly the economy of Florida. The Florida economy is heavily influenced by real estate and other service-based industries. Factors that could affect the local economy include a rise in unemployment, declines in tourism, higher energy costs, reduced consumer or corporate spending, natural disasters or adverse weather, the recent and possibly continuing significant decline in real estate values and the recent significant deterioration in general economic conditions. Evidence of the economic downturn in Florida is reflected in current unemployment statistics. The Florida unemployment rate at December 31, 2010 was 11.6%. The unemployment rate in many of our markets is even higher than for the state. The unemployment rate, as of December 31, 2010, for each of the counties in which we operate was as follows: Hillsborough—11.6%; Pinellas—11.7%; Sarasota—11.4%; Manatee—11.8%; Duval—11.4%; St. Johns—9.6% and Leon—8.3%. A worsening of the economic conditions in Florida would likely exacerbate the adverse effects of these difficult market conditions on our customers, which may have a negative impact on our financial results. A sustained economic downturn could continue to adversely affect the quality of our assets, credit losses, and the demand for our products and services, which would lead to lower revenue and lower earnings. We monitor the value of collateral, such as real estate, that secures loans we have made. A decline in the value of collateral could also reduce a customer’s borrowing power.

Current levels of market volatility are unprecedented.

The capital and credit markets have been experiencing volatility and disruption over the past several years. If current levels of market disruption and volatility continue or worsen, our ability to access capital and our business, financial condition and results of operations may be adversely affected.

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

Our future prospects will be dependent upon whether we realize the anticipated growth opportunities from the successful execution of our business plan. Even if the business plan can be implemented successfully, this may not result in the realization of the expected benefits. Even if these benefits are achieved, they may not be achieved within the near term. Failure to manage growth effectively in the future could have an adverse effect on our business, future prospects, financial condition or results of operations and could adversely affect our ability to successfully implement our business strategy.

An inadequate allowance for loan losses would reduce our earnings.

Our success depends to a significant extent upon the quality of our assets, particularly loans. In originating loans, there is a substantial risk that credit losses will be experienced. The risk of loss will vary with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the quality of the collateral for the loan. Management maintains an allowance for loan losses based on, among other things, anticipated experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Based upon such factors, management makes various assumptions and judgments about the ultimate collectability of the loan portfolio and provides an allowance for probable incurred credit losses based upon recent loss history and for specific loans when their ultimate collectability is considered questionable.

As of December 31, 2010, our allowance for loan losses was $20.8 million, which represented approximately 3.5% of total loans. We had $57.1 million in non-performing loans as of December 31, 2010. The allowance may not prove sufficient to cover future loan losses. Although management uses the information it has available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ substantially from the assumptions used or adverse developments arise with respect to our non-performing or performing loans. Accordingly, the allowance for loan losses may not be adequate to cover loan losses or significant increases to the allowance may be required in the future if economic conditions should worsen. Material additions to our allowances for loan losses would adversely impact our net income and capital.

Nonperforming assets take significant time to resolve and adversely affect our results of operations and financial condition.

At December 31, 2010, nonperforming loans totaled $57.1 million, or 9.7%, of our loan portfolio. At December 31, 2010, our nonperforming assets (which include foreclosed real estate) were $64.1 million or 6.8% of total assets. At December 31, 2010, our nonperforming loans had increased by $10.1 million and our nonperforming assets had increased by $8.4 million since December 31, 2009. In addition, we had approximately $15.7 million in accruing loans that were 30 to 89 days delinquent at December 31, 2010. Our non-performing assets adversely affect our net income in various ways. Until economic and market conditions, such as local and state unemployment rates, a decrease in foreclosure rates and an improvement in average home sale prices, improve, we expect to continue to incur additional losses relating to an increase in non-performing loans. We do not record interest income on non-accrual loans or other real estate owned, thereby adversely affecting our income, and increasing our loan administration costs. When we take collateral in foreclosures and similar proceedings, we are required to mark the collateral to its then fair value less expected selling costs, which, when compared to the principal amount of the loan, may result in a loss. These non-performing loans and other real estate owned also increase our risk profile and the capital our regulators believe is appropriate in light of such risks. The resolution of nonperforming assets requires significant commitments of time from management and our directors, which can be detrimental to the performance of their other responsibilities. There can be no assurance that we will not experience further increases in nonperforming loans in the future or that our nonperforming assets will not result in future losses.

Management believes the primary contributors to the increase in nonaccrual loans are the result of the downturn in the economy which has had a particular impact on certain of our borrowers in our markets and declining commercial real estate values. The downturn in discretionary consumer spending has also had a negative impact as it relates to our lending on income producing properties such as the hotel/motel portfolio and commercial retail and office properties. In addition, declines in household income and a rise in unemployment have caused deterioration in the owner occupied single family residential portfolio, while the decline in real estate activity has negatively impacted our speculative residential, construction and land development loans. Management believes these loan categories and commercial real estate generally pose the greatest risks looking forward.

Some of our borrowers will not repay their loans, and losses from loan defaults may exceed the allowance we establish for that purpose, which may have an adverse effect on our business.

Some of our borrowers inevitably will not repay loans that we make to them. There was a significant rise in the number of foreclosures in Florida, particularly in our market areas, over the past several years. This risk is inherent in the banking business. If a significant number of loans are not repaid, it would have an adverse effect on our earnings and overall financial condition.

Our loan portfolio includes a substantial amount of commercial and commercial real estate loans that have higher risks.

Our commercial and commercial real estate loans at December 31, 2010 and December 31, 2009 were $377.0 million and $406.5 million, respectively, or 63.5% and 62.9% of total loans, respectively. Commercial and commercial real estate loans generally carry larger loan balances and can involve a greater degree of financial and credit risk than other loans. As a result, banking regulators continue to give greater scrutiny to lenders with a high concentration of commercial real estate loans in their portfolios, and such lenders are expected to implement stricter underwriting, internal controls, risk management policies and portfolio stress testing, as well as higher capital levels and loss allowances. The increased financial and credit risk associated with these types of loans are a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the size of loan balances, the effects of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans.

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

The total reported loans for construction, land development, and other land as of December 31, 2010 and December 31, 2009 was 97.7% and 85.6%, respectively, of the Bank’s total risk based capital.

The total reported loans secured by multifamily and nonfarm nonresidential properties and loans for construction, land development, and other land as of December 31, 2010 and December 31, 2009 constituted 341.0% and 287.1%, respectively, of the Bank’s total risk based capital.

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

We may need to incur additional debt or equity financing in the future to maintain our operations. Such financing may not be available to us on acceptable terms or at all. Further, our Articles of Incorporation do not provide shareholders with preemptive rights and such shares may be offered to investors other than shareholders at the discretion of the Board. If we do sell additional shares of common stock to raise capital, the sale could dilute stockholders’ ownership interest and such dilution could be substantial.

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

We originate commercial real estate loans, commercial loans, construction loans, consumer loans, and residential mortgage loans primarily within our market area. We believe that our commercial real estate, including construction loans, commercial, and consumer loans present the largest risk to our loan portfolio. Commercial real estate, including construction, and commercial loans tend to involve larger loan balances to a single borrower or groups of related borrowers and are more susceptible to a risk of loss during a downturn in the business cycle. These loans also have greater credit risk for the following reasons:

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

These risks inherent in our loan portfolio are exacerbated by the geographic concentration of our loan portfolio. Our interest-earning assets are heavily concentrated in loans secured by real estate, particularly real estate located in Florida. As of December 31, 2010, approximately 89.83% of our loans had real estate as a primary, secondary, or tertiary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower; however, the value of the collateral may decline during the time the credit is outstanding, and, therefore, the collateral may become insufficient to protect us from substantial losses. If we are required to liquidate the collateral securing a loan during a period of reduced real estate values, such as in today’s market, to satisfy the debt, our earnings and capital could be adversely affected.

Additionally, as of December 31, 2010 substantially all of our loans secured by real estate are secured by commercial and residential properties located in Hillsborough, Pinellas, Sarasota, Manatee, Duval, St. Johns and Leon counties, Florida. The concentration of our loans in these areas subjects us to the risk that a continued downturn in the economy in these areas, such as the one the areas are currently experiencing, could result in a decrease in loan originations and increases in delinquencies and foreclosures, which would more greatly affect us than if our lending were more geographically diversified. In addition, since a large portion of our portfolio is secured by properties located in Florida, the occurrence of a natural disaster, such as a hurricane, or oil spill, could result in a decline in loan originations, a decline in the value or destruction of mortgaged properties and an increase in the risk of delinquencies, foreclosures or loss on loans originated by us. We may suffer losses if there is a decline in the value of the properties underlying our mortgage loans, which would have an adverse impact on our operations.

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

The State of Florida’s population growth has historically exceeded national averages. Consequently, the state has experienced substantial growth in population, new business formation and public works spending. Due to the recent economic recession and reduced migration into our market area and the downturn in the real estate market, management believes that growth in our market area will be restrained in the near term. We have experienced an overall slowdown in the origination of residential mortgage loans for sale recently due to the slowing in residential real estate sales activity in our markets. A decrease in existing and new home sales decreases lending opportunities and negatively affects our income. We do not anticipate that the housing market will improve in the near-term, and accordingly, this could lead to additional valuation adjustments on our loan portfolios.

The market value of our investments could decline.

Our investment securities portfolio as of December 31, 2010 has been designated as available-for-sale, which requires that unrealized gains and losses in the estimated value of the available-for-sale portfolio be “marked to market” and reflected as a separate item in shareholders’ equity as accumulated other comprehensive income. At December 31, 2010, we maintained $177.5 million or 100% of our total securities as available-for-sale. Shareholders’ equity will continue to reflect the unrealized gains and losses of these investments. The market value of our investment portfolio may decline, causing a corresponding decline in shareholders’ equity. Management believes that several factors will affect the market values of our investment portfolio. These include, but are not limited to, changes in interest rates or expectations of changes, the degree of volatility in the securities markets, inflation rates or expectations of inflation and the slope of the interest rate yield curve (the yield curve refers to the differences between shorter-term and longer-term interest rates; a positively sloped yield curve means shorter-term rates are lower than longer-term rates). These and other factors may impact specific categories of the portfolio differently, and we cannot predict the effect these factors may have on any specific category.

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

Reputational risk and social factors may negatively impact us.

Our ability to attract and retain depositors and customers is highly dependent upon consumer and other external perceptions of either or both of our business practices and financial condition. Adverse perceptions could damage our reputation to a level that could lead to difficulties in generating and maintaining deposit accounts, accessing credit markets and increased regulatory scrutiny on our business. Borrower payment behaviors also affect us. To the extent that borrowers determine to stop paying on their loans where the financed properties’ market values are less than the amount of their loan, or otherwise, our costs and losses may increase. Adverse developments or perceptions regarding the business practices or financial condition of our competitors, or our industry as a whole, may also indirectly adversely impact our reputation.

In addition, adverse reputational impacts on third parties with whom we have important relationships may also adversely impact our reputation. All of the above factors may result in greater regulatory and/or legislative scrutiny, which may lead to laws or regulations that may change or constrain the manner in which we engage with our customers and the products we offer and may also increase our litigation risk. If these risks were to materialize they could negatively impact our business, financial condition and results of operations.

Florida financial institutions, such as the Bank, face a higher risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations.

Since September 11, 2001, banking regulators have intensified their focus on anti-money laundering and Bank Secrecy Act compliance requirements, particularly the anti-money laundering provisions of the USA PATRIOT Act. There is also increased scrutiny of compliance with the rules enforced by the Office of Foreign Assets Control (“OFAC”). Since 2004, federal banking regulators and examiners have viewed Florida as a high risk market with respect to the institutions’ Bank Secrecy Act/Anti-Money Laundering compliance. Consequently, while numerous formal enforcement actions have been issued against Florida financial institutions, to date, none has been issued against the Bank relating to the Bank Secrecy Act.

In order to comply with regulations, guidelines and examination procedures in this area, the Bank has been required to adopt policies and procedures and to install systems. If the Bank’s policies, procedures and systems are deficient or the policies, procedures and systems of the financial institutions that we may acquire in the future are deficient, we would be subject to liability, including fines and regulatory actions such as restrictions on the Bank’s ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, including our acquisition plans. In addition, because the Bank operates in Florida, the Bank could face a higher risk of noncompliance and enforcement action with respect to the Bank Secrecy Act and other anti-money laundering statutes and regulations.

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

Risks Related to an Investment in our Common Stock.

There is no established trading market for our common stock and shareholders may not be able to resell your shares.

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

As of December 31, 2010, our directors and executive officers owned 5,952,491 shares of our common stock, or approximately 41.54% of our total outstanding shares, assuming all of their vested options are exercised. As a result, our directors and management, if acting together, may be able to influence or control matters requiring approval by our shareholders, including the election of directors and the approval of extraordinary transactions. Management may also have interests that differ from other stockholders and may vote in a way that is adverse to other stockholders’ interests. The concentration of ownership may delay, prevent or deter a change-in-control, could deprive our shareholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

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

Since we have not generated net income over the past several years, we have no current plans to pay cash dividends to our common shareholders. In addition, the terms of our Preferred Stock precludes us from paying cash dividends on our shares of common stock. Because we have not paid cash dividends, holders of our common stock will experience a gain on their investment in our common stock only in the case of an appreciation of value of our common stock. Stockholders may not experience an appreciation in value.

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

We are not paying dividends on our preferred stock and the failure to resume paying dividends on our preferred stock may adversely affect us.

At December 31, 2010, we had $421,000 in unpaid dividends owing on our Preferred Stock. To date, we have missed two quarterly dividend payments. If we miss six quarterly dividend payments, whether or not consecutive, the U.S Treasury will have the right to appoint two directors and/or observers to our board of directors until all accrued but unpaid dividends have been paid.

Our shares of common stock are not an insured deposit.

Our shares of our common stock are not a bank deposit and are not insured or guaranteed by the FDIC or any other government agency.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The Bank currently operates 14 full service banking centers in the markets in which it operates. The following table sets forth certain information for each of our offices:

Office Name	City	County	Leased/Owned	Purpose
Florida Bank & Corp Headquarters	Tampa	Hillsborough	Leased	Corp HQ and Branch
Bay Street Branch	Jacksonville	Duval	Leased	Branch
Ortega Branch	Jacksonville	Duval	Owned	Branch
East Lake Branch	Oldsmar	Pinellas	Leased	Branch
Ponte Vedra Beach Branch	Ponte vedra Beach	St. Johns	Owned	Branch
3065 34th Street North Branch	St. Petersburg	Pinellas	Owned	Branch
Downtown St. Petersburg Office	St. Petersburg	Pinellas	Leased	Branch
Pasadena Avenue	St. Petersburg	Pinellas	Leased	Branch
University Parkway Branch	Sarasota	Manatee	Owned	Branch
Kerry Forest Branch	Tallahassee	Leon	Owned	Branch
Thomasville Rd. Branch	Tallahassee	Leon	Leased	Branch
Cove Bend Drive Office	Tampa	Hillsborough	Leased	Branch
Himes Avenue Branch	Tampa	Hillsborough	Owned	Branch
South Tampa Office	Tampa	Hillsborough	Leased	Branch

Item 3.	Legal Proceedings.

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

Item 4.	[Removed and Reserved].

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Absence of Public Market.

Our common stock has not traded on any exchange or over-the-counter market. There is no established public trading market for our securities. We currently have no plans to publicly offer any shares of our common stock.

Sale of Restricted Shares.

All our shares of Common Stock, and all shares subject to outstanding options, were issued and sold by us in private transactions and are eligible for public sale if registered under the Securities Act of 1933 or sold in accordance with Rule 144 or Rule 701 under the Securities Act of 1933. These shares are “restricted securities” within the meaning of Rule 144 under the Securities Act of 1933. As of December 31, 2010, a total of 9,744,559 shares of our common stock can be immediately sold pursuant to Rule 144 and we have not agreed to register any shares of our common stock under the Securities Act of 1933.

Number of Stockholders; Common Stock Subject to Convertible or Exercisable Securities.

As of December 31, 2010, we had 391 stockholders of record.

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

For a foreseeable period of time, our principal source of cash revenues will be dividends paid by the Bank with respect to its common stock. There are certain restrictions on the payment of these dividends imposed by federal banking laws, regulations and authorities. See “Item 1. Description of Business—Regulatory Considerations—Regulatory Agreement.”

The declaration and payment of dividends on our common stock will depend upon our earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate, our ability to service any equity or debt obligations senior to the common stock, other factors deemed relevant by our Board of Directors and consent from regulatory authorities, under the Regulatory Agreement entered into during March 2011.

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

Under the Stock Option Plan, 1,700,000 Shares have been reserved for issuance. As of December 31, 2010, a total of 173,947 options had been exercised and an aggregate of 539,250 stock options were outstanding. In 2008, the Company accelerated the vesting of all stock options and at December 31, 2010, all of the stock options are fully vested and currently exercisable. The weighted average exercise price of all outstanding options is $15.57 per Share.

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

As of December 31, 2010 Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Securities Holders	539,250	$15.57	986,803
Equity Compensation Plans Not Approved by Securities Holders	0	N/A	N/A
Total	539,250	$15.57	986,803

Restricted Stock Plan

During 2005, we adopted and the shareholders approved a Restricted Stock Plan (“RSP”) under which up to 250,000 shares (amended) of our stock could be awarded to directors and officers. These restricted shares were earned over five years at a rate of 33.3% each year of continued service to the Company after two years. The fair value of all restricted stock issued was based on an independent appraisal which was being amortized over a five year period. In 2008, we accelerated the vesting of all restricted stock and at December 31, 2008 all restricted stock was fully vested. As of December 31, 2008, there no restricted shares remaining to be granted or vested under the plan and at December 31, 2010, 64,650 shares with a Weighted-Average Grant-Date-Fair Value of $7.92 were outstanding and fully vested.

During 2010, we adopted a 2010 Restricted Stock Plan (the “Plan”). Under the Plan, we may issue a maximum 750, 000 with a maximum of 75,000 that can be granted to independent Directors and a maximum of 350,000 shares to be granted in any one calendar year. No shares were issued under the Plan during 2010.

Sales of Unregistered Securities

There were no sales of our securities during 2010.

Item 6.	Selected Consolidated Financial Data

Not presented as the Company qualifies as a smaller reporting company as defined by Regulation S-K, Item10 (f) of the Securities Act.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management’s discussion and analysis provides supplemental information, which sets forth the major factors that have affected our financial condition and results of operations and should be read in conjunction with the Consolidated Financial Statements and related notes. The analysis is divided into subsections entitled “Performance Overview and Analysis of Financial Condition,” “Results of Operations,” “Market Risk,” “Liquidity,” “Capital Resources,” “Off-Balance Sheet Arrangements,” and “Critical Accounting Policies.” The following information should provide a better understanding of the major factors and trends that affect our earnings performance and financial condition, and how our current performance compares with prior periods.

This discussion contains forward-looking statements that involve risks and uncertainties. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including but not limited to those discussed in the section entitled “Risk Factors” and elsewhere in this Form 10-K.

Performance Overview and Analysis of Financial Condition.

We are a bank holding company and the parent company of Florida Bank. We have experienced operating losses during recent reporting periods. Our loss in 2010 was primarily attributable to our provision for loan losses and our income tax expense. Many of our borrowers continued to experience deterioration in the performance of their business and/or reductions in their liquidity position. As a consequence, the performance of our loan portfolio declined and we recorded in 2010, a provision for loan losses of $28.2 million, which is an increase of $8.7 million over 2009. A large portion of our loan portfolio was secured by real estate. The Florida real estate market has experienced particularly pronounced declines in value. As this trend continued into 2010, loan collateral and foreclosed assets experienced continued declines in market value, which impacted our results through our provision for loan losses, costs of collection and the net carrying costs of other real estate owned.

During 2010, our net interest margin improved to 2.75% up from 2.37% in 2009, on the strength of lower interest expenses primarily due to lower deposit rates.

We recorded a tax expense during 2010 which included the effects of recording a valuation allowance against our deferred tax asset of $35.1 million. We determined that given our continued history of operating losses over the past three years, it was more likely than not that we would not be able to realized the deferred tax asset.

For the year ended December 31, 2010, we recorded a net loss available to common shareholders of $55.9 million, or $3.90 per basic and diluted share. These results compared with a net loss of $22.7 million, or $1.83 per basic and diluted share for 2009. This increase in the net loss is mostly attributable to the items described above.

While we continue to develop new business relationships, the economic environment is difficult, with many borrowers facing reduced liquidity, less robust operating results and declining asset values. As a consequence, we have experienced a reduction in our loan assets as a result of loan payoffs from borrowers who are deleveraging and reduced levels of new business originations. The combination of these developments has led to reduced operating performance as our interest income is reduced due to lost revenue on non performing assets.

Net interest income increased in 2010 to $22.1 million from $19.3 million for 2009. During 2010, our interest income decreased by $2.6 million due to lower loan volume due to decreased demand, write-offs and re-payments, in addition to the non recognition of interest income on loans placed on nonaccrual. Offsetting the decrease in interest income was a decrease in interest expense of $5.5 million as a result of decreases in our deposit rates and our retirement of high cost FHLB advances.

Non-interest income, which includes service charges on deposit accounts, investment securities gains and losses, real estate fees and other operating income, increased to $4.7 million in 2010 from $0.5 million in 2009. The increase was primarily attributable to a $3.0 million realized gain on the sale of securities available sale in addition to the effects of recording an other-than- temporary impairment (“OTTI”) of securities available for sale in 2010 of $0.5 million versus an OTTI of $1.2 million in 2009.

Non-interest expense for 2010 was $29.5 million, a decrease of $3.3 million, from $32.8 million in 2009. The decrease in non-interest expense is primarily attributable to the charge for goodwill impairment of $4.7 million in 2009 versus $0.0 million recorded in 2010, a decrease in expenses relating to foreclosed properties of $0.6 million and $0.5 million of lower FHLB prepayment penalties, offset in part by increased salary and benefit costs and professional fees. The increase in professional fees is mostly related to the merger and acquisition related activities, public company and capital raise expenses incurred during 2010. The increase in salary and benefit cost result from an increase in higher level personnel at the end of 2009 and at the beginning of 2010 in addition to favorable bonus adjustments made in 2009 that were not repeated in 2010.

For the year ended December 31, 2010, total assets increased by $8.0 million or 1.0% compared to December 31, 2009, due to a $77.7 million increase in securities available for sale and a $10.9 million increase in cash and cash equivalents, offset in part by a $52.6 million decrease in net loans and a $23.4 million decrease in deferred tax assets.

As of December 31, 2010, the allowance for loan losses totaled $20.8 million, or 3.51% of total loans. The allowance represents 36.51% of non-performing loans at December 31, 2010. Annual net charge-offs represented 4.63% of average loans as of December 31, 2010, compared with 2.40% as of December 31, 2009. As of December 31, 2009, the allowance for loan losses totaled $21.3 million, or 3.30% of total loans. The allowance represents 45.4% of non-performing loans at December 31, 2009. Annual net charge-offs represented 2.40% of average loans as of December 31, 2009, compared with 0.32% as of December 31, 2008.

As of December 31, 2010, total deposits were $712.3 million, an increase of $81.9 million or 13.0% compared to December 31, 2009. Non-interest-bearing deposits were $68.2 million at December 31, 2010 an increase of $12.9 million from December 31, 2009. As of December 31, 2010, interest-bearing deposits increased by $69.0 million or 12.0% to $644.2 million compared to $575.1 million at December 31, 2009.

Borrowed funds, consisting of Federal Home Loan Bank (FHLB) advances and secured borrowings, totaled $67.7 million at December 31, 2010, compared to $81.7 million at December 31, 2009, a decrease of $14.0 million or 17.1%.

At December 31, 2010 and December 31, 2009, our capital ratios surpassed regulatory measures to be considered “well capitalized”.

Total equity decreased by $59.8 million from December 31, 2009 to December 31, 2010, primarily as a result of the net loss for the year ended December 31, 2010 of $54.5 million, an unrealized loss on securities of $4.5 million and preferred stock dividends and accretion of $0.7 million.

Book value per common share decreased to $2.29 at December 31, 2010 from $6.48 at December 31, 2009.

Results of Operations

A summary of the Company’s results of operations for each of the last five years ended December 31 follows:

CONDENSED SUMMARY OF EARNINGS

($ in thousands, except per share amounts)

	For the Years Ended December 31,
	2010	2009	2008	2007	2006
Interest Income	$37,976	$40,598	$45,610	$42,693	$27,382
Interest Expense	15,840	21,306	26,243	23,947	14,173

Net Interest Income	22,136	19,292	19,367	18,746	13,209
Provision for Loan Losses	28,190	19,494	11,966	1,590	1,107
Noninterest income	4,695	458	932	(752)	731
Noninterest expenses	29,491	32,792	47,256	21,362	11,590

(Loss)/earnings before income tax benefit	(30,850)	(32,536)	(38,923)	(4,958)	1,243
Income tax expense (benefit)	23,683	(10,436)	(8,744)	(1,795)	(189)

Net Profit (Loss)	(54,533)	(22,100)	(30,179)	(3,163)	1,432
Preferred stock dividend and discount accretion	(1,321)	(576)	—	—	—

Net loss available to common stockholders	$(55,854)	$(22,676)	$(30,179)	$(3,163)	$1,432

(Loss)/earnings per common share—basics (2)	$(3.90)	$(1.83)	$(3.11)	$(0.36)	$0.24

(Loss)/earnings per common share—diluted (1)(2)	$(3.90)	$(1.83)	$(3.11)	$(0.36)	$0.23

Dividends per common share	NA	NA	NA	NA	$0.33

Selected Operating Ratios:
Return on Average Assets	-6.49%	-2.62%	-3.65%	-0.48%	0.33%
Return on Average Equity	-51.91%	-20.01%	-24.86%	-2.94%	1.93%
Dividend Payout Ratio	0.00%	0.00%	0.00%	0.00%	1.39%
Equity to Assets Ratio	6.39%	13.65%	11.26%	15.30%	19.16%

(1)	Diluted and basic EPS are the same for 2007 through 2010 due to the Company’s net loss position.
(2)	All amounts reflect a 2-for-1 stock exchange in 2007.

Net Interest Income.

Year ended December 31, 2010 compared with year ended December 31, 2009:

Net interest income increased $2.8 million, or 14.7%, to $22.1 million for the year ended December 31, 2010 from $19.3 million for the year ended December 31, 2009. This increase is the result of a $5.4 million decrease in interest expense, offset in part by a $2.6 million decrease in interest income. The decrease in interest expense is mostly the result of decreases in our deposit rates, primarily related to time deposits, as our time deposits maturing towards the end of 2009 were generally re-priced into a lower interest rate environment. Time deposits carry a fixed rate of interest to maturity and most of our borrowings provide for a fixed rate of interest until maturity or conversion date. The average balance and interest rate paid on time deposits for the year ended December 31, 2010 was $351.8 million and 2.79% respectively, compared to an average balance and interest rate paid of $401. 6 million and 3.60%, respectively, for the year ended December 31, 2009.

The decrease in interest on loans was primarily the result of a reduction in our average loan balances and an increase in the non recognition of interest income on non accruing loans. The balance in non accruing loans was $57.1 million at December 31, 2010, an increase of $10.1 million from the balance at December 31, 2009. Average loan balances were $631.3 million at December 31, 2010, a decrease of $23.5 million from the average loan balance at December 31, 2009.

In the near term we expect our interest expense related to time deposits to continue its decline while interest expense related to other deposits are expected to increase commensurate with anticipated deposit growth.

Year ended December 31, 2009 compared with year ended December 31, 2008:

Net interest income decreased $.1 million, or 0.4%, to $19.3 million for the year ended December 31, 2009 from $19.4 million for the year ended December 31, 2008. Both interest income and interest expense were reduced for the year ended December 31, 2009 compared to the year ended December 31, 2008. Although our gross loans decreased from December 31, 2008 to December 31, 2009, the decrease in interest on loans was primarily the result of the reduction in interest rates in 2008 decreasing the yield on our floating rate loans for the full year in 2009 and the non recognition of interest income on non accruing loans. Interest expense also decreased by $4.9 million from 2008 to 2009 as a result of decreases in our deposit rates and our retirement of high cost FHLB advances. Our time deposits maturing in 2009 were generally re-priced into a low interest rate environment resulting in a decrease in our interest expense. Time deposits carry a fixed rate of interest to maturity and most of our borrowings also provide for a fixed rate of interest until maturity. We reduced our interest expense on borrowings through the early retirement of certain higher cost advances.

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

($ in thousands)

	Dec 31, 2010			Dec 31, 2009			Dec 31, 2008
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Loans	$631,340	$33,619	5.33%	$654,750	$36,514	5.58%	$651,760	$41,383	6.35%
Securities available for sale	134,527	4,084	3.04%	88,499	3,767	4.26%	57,887	2,894	5.00%
Other interest-earning assets	40,526	273	0.67%	69,242	317	0.46%	55,806	1,333	2.39%

Total Earning Assets	806,393	37,976	4.71%	812,491	40,598	5.00%	765,453	45,610	5.96%
Cash & Due from Banks	9,637			4,855			11,529
Allowance For Loan Losses	(23,190)			(14,527)			(8,958)
Other Assets	67,855			64,318			59,846

Total Assets	$860,695			$867,137			$827,870

LIABILITIES
Demand	$68,063	$584	0.86%	$49,535	$508	1.03%	$41,232	$1,098	2.66%
Savings	11,467	67	0.58%	11,945	123	1.03%	12,209	210	1.72%
Money Market	174,516	2,232	1.28%	145,838	2,687	1.84%	104,411	2,975	2.85%
Time	351,801	9,804	2.79%	401,646	14,471	3.60%	368,646	16,336	4.43%

Total Interest Bearing Deposits	605,847	12,687	2.09%	608,964	17,789	2.92%	526,498	20,619	3.92%
FHLB advances	78,412	3,153	4.02%	84,451	3,517	4.16%	124,739	5,569	4.46%
Other borrowings	22	0	0.00%	390	0	0.00%	2,604	55	2.11%

Total Interest Bearing Liabilities	684,281	15,840	2.31%	693,805	21,306	3.07%	653,841	26,243	4.01%
Noninterest bearing Deposits	63,249			52,553			46,921
Other Liabilities	5,577			7,455			5,731

Total Liabilities	753,107			753,813			706,493
Total Shareholder’s Equity	107,588			113,324			121,377

Total Liabilities & Shareholder’s Equity	$860,695			$867,137			$827,870

Interest Rate Spread			2.39%			1.95%			1.95%

Net Interest Income		$22,136			$19,292			$19,367

Net Interest Margin			2.75%			2.37%			2.53%

The following table sets forth certain information regarding changes in our interest income and interest expense for the year ended December 31, 2010 compared to the year ended December 31, 2009 and for the year ended December 31, 2009, as compared to the year ended December 31, 2008. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to changes in interest rate and changes in the volume. Changes in both volume and rate have been allocated based on the proportionate absolute changes in each category.

($ in thousands)

	2010 Changes from 2009			2009 Changes from 2008
		Due to Average			Due to Average
	Total Change	Volume	Rate	Total Change	Volume	Rate
Interest Earning Assets
Loans, Net	$(2,895)	$(2,599)	$(296)	$(4,869)	$190	$(5,059)
Investment Securities	317	1,959	(1,642)	873	1,530	(657)
Other	(44)	(131)	87	(1,016)	321	(1,337)

Total	(2,622)	(771)	(1,851)	(5,012)	2,041	(7,053)

Interest Bearing Liabilities
Demand	76	190	(114)	(590)	221	(811)
Savings	(56)	(5)	(52)	(87)	(5)	(82)
Money Market	(455)	528	(983)	(288)	1,180	(1,468)
CDs	(4,667)	(1,796)	(2,871)	(1,865)	1,462	(3,327)
Short Term Borrowings	0	(1)	0	(54)	(47)	(7)
FHLB advances	(364)	(251)	(111)	(2,053)	(1,799)	(254)

Total	(5,466)	(1,335)	(4,131)	(4,937)	1,014	(5,951)

Changes in Net Interest Income	$2,844	$564	$2,280	$(75)	$1,027	$(1,102)

Non Interest Income.

NON INTEREST INCOME

($ in Thousands)

	Year Ended December 31,
	2010	2009	2008
Noninterest income:
Service charges on deposit accounts	940	915	933
Other service charges and fees	581	342	357
Realized loss on securities held for trading	0	0	(182)
Gain/(loss) on sale of securities and other-than-temporary impairment	2,478	(1,231)	(656)
Other	696	432	480

Total noninterest Income	$4,695	$458	$932

Non interest income on a recurring basis is derived principally from loan and deposit fees. Securities gains or losses on securities held for sale are also included in non interest income.

Year ended December 31, 2010 compared with year ended December 31, 2009:

Non interest income increased by $4.2 million for the year ended December 31, 2010 compared to the year ended December 31, 2009. The increase in noninterest income was mostly due to a $3.1 million increase in gain on the sale of securities available for sale and an increase in bank fees and other miscellaneous bank service charges of $0.5 million, in addition to a $0.6 million decrease in the amount OTTI ($0.5 million) of securities available for sale recorded for the year ended December 31, 2010 compared to the amount ($1.2 million) recorded in 2009. See the expanded discussion below under the section titled “OTTI.”

Year ended December 31, 2009 compared with year ended December 31, 2008:

Noninterest income decreased by $0.5 million for the year ended December 31, 2009 compared to the year ended December 31, 2008. Noninterest income for the year ended December 31, 2009 includes $1.2 million of other than temporary impairment losses on securities and $0.2 million of revenue from other real estate acquired through foreclosure. Noninterest income for the year ended December 31, 2008 includes a loss on the sale of securities of ($0.7) primarily resulting from the sale of 100% of our $2 million position in Freddie Mac preferred stock.

Non Interest Expense.

NON INTEREST EXPENSE

($ in Thousands)

	Year Ended December 31,
	2010	2009	2008
Salaries and employee benefits	$13,888	$11,338	$15,950
Occupancy and Equipment	5,544	5,625	5,576
Data Processing	1,206	1,480	1,978
Stationary, printing and supplies	286	339	527
Business development	393	379	554
Insurance, including deposit insurance premium	2,278	2,293	1,028
Professional fees	1,739	1,044	1,244
Marketing	71	119	166
Permanent impairment of goodwill	0	4,707	15,331
FHLB advance prepayment penalties	751	1,296	1,184
Loss on sale of foreclosed real estate	372	723	0
Write-down of foreclosed real estate	1,260	940	0
Foreclosed real estate expense	553	1,143	197
Other	1,150	1,366	3,521

Total noninterest expenses	$29,491	$32,792	$47,256

Year ended December 31, 2010 compared with the year ended December 31, 2009:

The $3.3 million, or 10.1% decrease in noninterest expense for the year ended December 31, 2010 compared to the same period in 2009 was primarily due to the difference in recognizing a permanent impairment of goodwill of $4.7 million in 2009 and no impairment recognized in 2010. In addition, losses and expenses related to foreclosed real estate in 2010 was $0.6 million less than those recorded in 2009 and prepayment penalties for Federal Home Loan Bank loans were $0.5 million less than those incurred in 2009. Partially offsetting the decrease is a $2.6 million increase in salaries and employee benefits and $0.7 million increase in professional fees. The increase in salary and benefit expense primarily result from the full-year effect of an increase in the number of employees in connection with the opening of two new branches towards the end of the second quarter of 2009 in addition to an increase in senior level employees during the end of 2009 and in the first three months of 2010, primarily in the credit administration and loan workout areas and in business development areas. The increase in professional fees is mostly related to the proposed merger and acquisition related activities, public company and capital raise expenses incurred during 2010. See “Business Strategy” above for a discussion of our merger activity.

Year ended December 31, 2009 compared with the year ended December 31, 2008:

Total noninterest expense for the year ended December 31, 2009 of $32.8 million decreased by $14.5 million or 30.7% compared to $47.3 million for the year ended December 31, 2008. For the year ended December 31, 2009, non interest expense included decreases of $10.6 of goodwill impairment charges, $4.6 million of salary and benefits, $1.4 million of stock based compensation expense and $0.5 million of data processing costs and increases of $1.3 million of FDIC assessments and $0.9 million of expenses relating to the carrying costs of real estate and other assets acquired through foreclosure or similar proceedings and $1.7 million of write-downs and loss on sale of foreclosed real estate.

Income Taxes.

We and our 100% owned subsidiaries file a consolidated income tax return (2006 to present) for federal and state purposes. Prior to 2006, we filed as a Subchapter S corporation. Our shareholders terminated the Subchapter S election effective at December 31, 2005. We have reported a cumulative tax loss for the period since our termination of our S election on December 31, 2005, through December 31, 2010. During the periods, through the year ending December 31, 2009, we recorded an accumulated net tax benefit and determined that no valuation allowance against our deferred tax asset was required. However, during 2010, based on our analysis, we determined that that a valuation allowance against our deferred tax asset was required and accordingly an allowance of $35.2 million was recorded. For the year ended December 31, 2010, we recognized an income tax expense of $23.7 million compared to an income tax benefit of $10.4 million for the year December 31, 2009. Please see Note 10 of our December 31, 2010 Consolidated Financial Statements for further information on income taxes.

Loan Portfolio.

Our loan portfolio consists principally of loans to individuals and small- and medium-sized businesses within our primary market areas of greater Tampa Bay, Jacksonville and Tallahassee, Florida. The table below shows our loan portfolio composition for the periods presented.

($ in Thousands)

	At December 31,
	2010	2009	2008	2007	2006
Commercial	$47,475	$63,439	$65,308	$72,007	$45,363
Commercial Real Estate	329,487	343,028	339,906	333,627	196,490
Residential Mortgage	203,488	220,854	242,023	196,925	128,313
Consumer Loans	12,879	19,027	20,573	19,972	4,422

Total loans	593,329	646,348	667,810	622,531	374,588
Less: Net deferred fees	(454)	(355)	(349)	(256)	(172)
Less: Allowance for loan losses	(20,830)	(21,342)	(17,550)	(7,699)	(4,420)

Loans, Net	572,045	624,651	649,911	614,576	369,996

Total gross loans decreased by $53.0 million or 8.2% during the year ended December 31, 2010 compared to December 31, 2009. The decrease is attributable to several factors including loan payoffs as a result of our borrowers’ deleveraging, reduced levels of new loan demand and in some cases loan charge offs. Our loan composition remains relatively consistent at December 31, 2010 compared to December 31, 2009, with commercial real estate comprising a slightly larger portion of the portfolio and residential, commercial and consumer loans comprising a slightly smaller portion of the portfolio.

Following is a summary of the repricing distribution of certain loan categories based on remaining scheduled repayments of principal as of December 31, 2010 (in thousands):

	Pricing Period
(Dollars in Thousands)	Within 1 Year	1-5 years	Over 5 Years	Total
Commercial	$27,858	$17,297	$2,320	$47,475
Consumer	6,815	5,800	264	12,879
Residential	92,994	92,629	17,865	203,488
Commercial Real Estate	60,734	207,027	61,726	329,487

Total	$188,401	$322,753	$82,175	$593,329

Fixed/variable repricing of loans due after one year
Loans at fixed interest rates		$215,306	$66,194
Loans at floating or adjustable interest rates		107,447	15,981

Total		$322,753	$82,175

Allowance and Provision for Loan Losses.

The allowance for loan losses is a valuation allowance established to absorb probable incurred credit losses associated with loans in the loan portfolio. The allowance is recorded through a provision for loan losses charged to operations. Loan losses are charged against the allowance when in management’s judgment, the loan’s lack of collectability is confirmed. Subsequent recoveries, if any, are credited to the allowance.

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

The specific component of the allowance relates to loans that are impaired. A loan is considered impaired when, based on current information and events, it is probable the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. It should be noted that substantially all of our impaired loans are collateral dependent and thus impairment is usually measured by the fair value of the collateral method.

Large groups of smaller homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures.

As of December 31, 2010 we held an allowance for loan losses of $20.8 million or 3.51% of total loans compared to the allowance for loan losses of $21.3 million or 3.30% at December 31, 2009. Based on an analysis performed by management as of December 31, 2010 management considers the allowance for loan losses to be adequate to cover probable incurred credit losses in the portfolio as of that date. Although we believe we use the best information available to make determinations with respect to the allowance for loan losses, future adjustments to the allowance may be necessary if facts and circumstances differ from those previously assumed in the determination of the allowance. For example, a prolonged downturn in real estate values and economic conditions could have an adverse impact on our asset quality and may result in an increase in future loan charge-offs and loan loss provisions, and may also result in the decrease in the estimated value of real estate we acquired through foreclosure. Additionally, our regulators, as an integral part of their examination process, periodically review the allowance for loan losses and the estimated values of real estate acquired through foreclosure. Accordingly, we may be required to take certain charge offs and/or recognize additions to the allowance for loan losses, or record write downs on the carrying values of foreclosed real estate based on the regulators’ judgment concerning information available to them during their examination as well as other factors they utilize for all banks.

As a direct result of these factors and analyses in conjunction with the sustained weakness in asset values, particularly real estate, we recorded a loan loss provision of $28.2 million for the year ended December 31, 2010, an increase of $8.7 million compared to the provision recorded for the year ended December 31, 2009 of $19.5 million. We establish specific reserves for impaired loans and general reserves for the remainder of the portfolio as follows (in thousands):

	December 31, 2010	December 31, 2009
Specific Reserves:
Impaired loans with no specific reserves	$34,028	$27,606
Impaired loans with specific reserves	26,055	39,583

Total impaired loans	$60,083	$67,189
Reserve	$9,890	$8,801
Reserve % of impaired loans	16.46%	13.10%

General Reserves
Loans subject to general reserve	$533,246	$579,159
Reserve	$10,940	$12,542
Reserve % of loans	2.05%	2.17%

Our reserves for loans with specific reserves were approximately $9.9 million as of December 31, 2010 and approximately $8.8 million as of December 31, 2009. During the year ended December 31, 2010, the specific reserve was reduced by approximately $29.2 million of charge-offs, including charge-offs of the specific reserves on the large relationships. Loans with specific reserves, net of charge-offs, foreclosures, sales and payoffs decreased approximately $7.1 million from December 31, 2009 to December 31, 2010. This reduction was primarily due to charge offs of previously impaired loans during 2010. The December 31, 2010 balances include three large loan relationships totaling approximately $9.0 million that carried aggregate specific reserves of approximately 52% of the aggregate loan balances of these relationships.

Our general reserve for unimpaired loans was 2.05% of subject loans as of December 31, 2010 and 2.17% of subject loans as of December 31, 2009. For the year ended December 31, 2010, the loan portfolio subject to the general reserve decreased approximately $45.9 million. Approximately $21.5 million of residential mortgage loans, $12.6 million of commercial non real estate loans, $10.5 million of commercial real estate and $1.1 million of consumer loans were no longer subject to the general reserve as a result of impairment, charge-offs, foreclosures, sales and/or payoffs. Management evaluates the reserves on a regular basis to determine its adequacy.

The provision for loan losses is a charge to income in the current period to replenish the allowance and maintain it at a level that management has determined to be adequate to absorb probable incurred credit losses in the loan portfolio. The higher provisions for loan losses in 2010 and 2009 are primarily attributable to the continued contraction of residential real estate activity and the ripple effect on our local economies as well as the increase in our nonperforming loans, delinquencies and charge-offs compared to prior years. The continued local economic contraction is evidenced by increased unemployment levels in the markets in which we operate and additionally, the impact of foreclosures and distressed sales is negatively impacting the value of real estate.

As noted above, management continuously monitors and actively manages the credit quality of the loan portfolio and will continue to recognize the provision required to maintain the allowance for loan losses at an appropriate level. Due to the economic slowdown discussed above, some of our customers are exhibiting increasing difficulty in timely payment of their loan obligations. We cannot be certain how long the economic slowdown in our market will continue. Consequently, we may experience higher levels of delinquent and nonperforming loans, which may require higher provisions for loan losses, higher charge-offs and higher collection related expenses in future periods. The allowance is also subject to examination testing by regulatory agencies, which may consider such factors as the methodology used to determine adequacy and the size of the allowance relative to that of peer institutions, and other adequacy tests. In addition, such regulatory agencies could require us to adjust the allowance based on information available to us at the time of their examination.

During the year ended December 31, 2010 and the years ended December 31, 2009, 2008, 2007 and 2006, the activity in our loan loss allowance was as follows:

($ in Thousands)

	Year Ended December 31,
	2010	2009	2008	2007	2006
Balance At Beginning Of Period	$21,342	$17,550	$7,699	$4,420	$3,313
Additional due to acquisitions		—	—	1,629	—
Charnge-Offs:	(29,206)	(15,731)	(2,118)	(14)	—
Recoveries:	504	29	3	74	—
Provision For Loan Losses	28,190	19,494	11,966	1,590	1,107

Balance At End Of Period	$20,830	$21,342	$17,550	$7,699	$4,420

	At December 31,
	2010	2009	2008	2007	2006
Charnge-Offs:
Commercial	$(4,563)	$(551)	$(764)	$(4)	$—
Commercial Real Estate	(16,420)	(7,505)	(264)	—	—
Residential Mortgage	(6,965)	(7,234)	(1,083)	—	—
Consumer Loans	(1,258)	(441)	(7)	(10)	—

	$(29,206)	$(15,731)	$(2,118)	$(14)	$—

	At December 31,
	2010	2009	2008	2007	2006
Recoveries:
Commercial	$365	$2	$2	$74	$—
Commercial Real Estate	6	—	—	—	—
Residential Mortgage	133	26	—	—	—
Consumer Loans	—	1	1	—	—

	$504	$29	$3	$74	$—

The following table reflects the allowance allocation per loan category and percent of dollar value of loans in each category to total dollar value of loans for the periods indicated:

	2010		2009		2008		2007		2006
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Commercial	$868	8.00%	$2,136	9.82%	$1,310	9.78%	$466	11.57%	$280	12.11%
Commercial Real Estate	15,518	55.53%	13,081	53.07%	12,512	50.90%	5,889	53.59%	3,307	52.46%
Residential Mortgage	4,232	34.30%	5,393	34.17%	3,336	36.24%	1,319	31.63%	799	34.25%
Consumer Loans	212	2.17%	732	2.94%	392	3.08%	25	3.21%	34	1.18%

Total loans	$20,830	100.00%	$21,342	100.00%	$17,550	100.00%	$7,699	100.00%	$4,420	100.00%

Impaired Loans

Under generally accepted account principles, a loan is impaired when, based upon current information and events, it is probable that the loan will not be repaid according to its contractual terms, including both principal and interest. Management performs individual assessments of impaired loans to determine the existence of loss exposure as described above.

The following is an analysis of impaired loans as of December 31, 2010:

($ in Thousands)

	At December 31, 2010
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Received
With no related allowance recorded:
Commercial	$1,212	$5,068	$—	$1,090	$282	$414
Commercial Real Estate	16,278	26,612	—	14,650	1,138	1,166
Residential Mortgage	13,506	19,185	—	12,155	584	524
Consumer Loans	3,032	4,032	—	2,729	156	7

Total	$34,028	$54,897	$—	$30,624	$2,160	$2,111

With an allowance recorded:
Commercial	$362	$368	$225	$326	$17	$34
Commercial Real Estate	20,190	23,502	7,870	18,171	359	756
Residential Mortgage	5,277	5,571	1,692	4,749	139	204
Consumer Loans	226	226	103	203	14	13

Total	$26,055	$29,667	$9,890	$23,449	$529	$1,007

Total	$60,083	$84,564	$9,890	$54,073	$2,689	$3,118

The following is an analysis of impaired loans as of December 31, (in thousands):

	2009	2008
Impaired loans without a valuation allowance	$27,606	$4,807
Impaired loans with a valuation allowance	39,583	34,849
Valuation allowance related to impaired loans	(8,801)	(6,781)

Net investment in impaired loans	$58,388	$32,875

Non-Performing Assets

Non-performing assets include non-accrual loans and foreclosed real estate. Non-accrual loans represent loans on which interest accruals have been discontinued. Foreclosed real estate is comprised principally of real estate properties obtained in partial or total loan satisfactions and is included in other assets at its estimated fair value less selling costs.

We place loans on nonaccrual status when principal or interest becomes 90 days or more past due unless the loan is well secured and in the process of collection. In addition, all previously accrued and uncollected interest and late charges are reversed through a charge to interest income. While loans are on nonaccrual status, interest income is normally recognized only to the extent cash is received until a return to accrual status is warranted. Non-accrual loans may not be restored to accrual status until all delinquent principal and interest have been paid.

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

NON-PERFORMING ASSETS

($ in Thousands)

	Year Ended December 31,
	2010	2009	2008
Non-Accrual	$57,057	$46,949	$27,944

Total Non-Performing Loans	57,057	46,949	27,944
Foreclosed Real Estate	7,018	8,761	1,707

Total Non-Performing Assets	$64,075	$55,710	$29,651

Non-Performing Loans as a Percentage of Total Loans	9.62%	7.27%	4.19%

Non-Performing Loans as a Percentage of Total Assets	6.81%	5.65%	3.25%

Past Due 90 or more days and still accruing	0	10	0

As of December 31, 2010 and 2009, we had $1.5 million and $21.4 million, respectively, in restructured loans that are in compliance with their modified terms. The criteria for a restructured loan to be considered performing is as follows: (1) none of its principal and interest is due and unpaid, and we expect repayment of the remaining contractual principal and interest, or (2) when the loan otherwise becomes well secured and in the process of collection. Since these loans have met these criteria, management does not consider these loans to be non-performing and has not included them in the table above.

An analysis of the increase in non performing loans by segment is as follows (in thousands):

Non Performing Loans

	As of December 31,		Percent Change
	2010	2009
Commercial	$1,573	$11,322	-86.1%
Commercial Real Estate	33,907	17,792	90.6%
Residential Mortgage	18,506	14,125	31.0%
Consumer Loans	3,071	3,710	-17.2%

Total	$57,057	$46,949	21.5%

As of December 31, 2010 nonaccrual loans consisted of:

$ In millions

Loan Type	Amount	Number of Relationships
Hotels/Motels	$13.4	7
Accounts Receivable, Inventory, Equipment	0.5	7
Real Estate 1-4 Family Investment	9.3	22
Single Family Residential	7.1	24
Retail	2.1	2
Construction & Land Development-Residential	9.9	21
Office/Warehouse	6.3	17
Other	8.5	43

Total	$57.1	143

As of December 31, 2010 the Company has foreclosed real estate of $7.0 million, of which $5.7 million is non residential owner occupied properties comprised of 7 distinct properties.

Management believes the primary contributor to the increase in nonaccrual loans is the downturn in the economy, which has had a disproportionately negative impact on certain of our borrowers in our markets, and the decrease in commercial real estate values. The immediate effect of this downturn has been the reduction in discretionary consumer spending, as it relates to our lending on income producing properties, such as the hotel/motel portfolio and commercial retail properties. In addition, declines in household income and a rise in unemployment have caused deterioration in the owner occupied single family residential portfolio, while the decline in real estate activity has negatively impacted our speculative residential and construction and land development loans.

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

We have established an Asset/Liability Committee (ALCO) for the Bank, which is responsible for the oversight of the Bank’s interest rate risk management. We have engaged an independent third party firm to assist us in performing interest rate risk measurements. The primary interest rate risk measures used by us include earnings simulation. Following is a table showing our interest rate risk profile for the years ending December 31, 2010 and 2009:

INTEREST RATE RISK

	Changes in Currrent Interest Rates
Company Policy Limit	Flat Up 500BP	Up 400 BP	Up 200 BP	Down 100BP

-10% Change in Net Interest Income

Sensitivity at December 31, 2010	-1.20%	-0.10%	-0.10%	-0.30%

Sensitivity at December 31, 2009	-0.70%	-0.02%	-0.20%	-0.90%

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

Other sources of liquidity include balances of cash and due from banks, short-term investments such as federal funds sold, and our investment portfolio, which can either be liquidated or used as collateral for borrowings. Additionally, our correspondent banks provide federal funds lines of credit, which may be used to access short term funds.

The Bank has established contingency plans in the event of extraordinary fluctuations in cash resources as described below.

Major sources of increases and decreases in cash and cash equivalents are as follows for the years ending December 31, 2010, 2009 and 2008:

(Dollars in thousands)	2010	2009	2008
Provided by (used in) operating activities	$486	$(11,664)	$(2,817)
Used in investing activities	(56,782)	(37,293)	(77,174)
Provided by (used in) financing activities	67,236	(3,478)	76,840

Net (decrease) increase in cash and cash equivalents	$10,940	$(52,435)	$(3,151)

As of December 31, 2010 and 2009 the Bank had unfunded loan commitments and unused lines and letters of credit totaling approximately $74.1 million and $71.9 million, respectively. See Note 11 of our Consolidated Financial Statements for a detailed discussion. We believe the likelihood of these commitments either needing to be totally funded or funded at the same time is low. However, should significant funding requirements occur, the Bank has available borrowing capacity from various sources as discussed below.

The Bank has unsecured overnight federal funds purchased accommodation up to a maximum of $14.0 million from a correspondent bank. Further, the Bank has invested in FHLB stock for the purpose of establishing credit lines with the FHLB. The credit availability to the Bank is based on the amount of collateral pledged and limited by a percentage of the Bank’s total assets as reported on the most recent quarterly financial information submitted to the regulators. As of December 31, 2010, we had $67.7 million of FHLB advances outstanding and $28.8 million of letters of credit used in lieu of pledging securities to the State of Florida. Our unused borrowing capacity as of December 31, 2010 was approximately $42.6 million. At December 31, 2009, there was $81.7 million in advances outstanding, in addition to $24.8 million in letters of credit used in lieu of pledging securities to the State of Florida. Borrowings are collateralized by the Bank’s qualifying one-to-four family residential mortgage, multi-family, home equity, second mortgage and certain commercial real estate loans. The amount of unused borrowing capacity at December 31, 2009 was $28.7 million.

As of December 31, 2010 our gross loan to deposit ratio was 83.3% compared to 102.4% at December 31, 2009. Management monitors and assesses the adequacy of our liquidity position on a daily and monthly basis to ensure that sufficient sources of liquidity are maintained and available.

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

As of December 31, 2010, our securities portfolio totaled $177.5 million compared to $99.8 million as of December 31, 2009, an increase of $77.7 million. For both periods, all of our securities were classified as available for sale. The increase in the investment portfolio during 2010 is primarily reflected in the purchases of government sponsored mortgaged-backed securities. We do not actively trade securities and do not expect to do so in the future.

The following table sets forth the carrying amount of our investment portfolio, as of December 31, 2010, 2009, and 2008:

($ in Thousands)

	December 31,
	2010	2009	2008
Fair value of investment in:
US treasury and government	$—	$—	$6,286
Mutual funds	492	—	—
Asset backed securities	—	302	1,972
Corporate bonds	—	4,196	4,893
Mortgage backed securities	176,959	95,278	54,580

Total	$177,451	$99,776	$67,731

Federal Reserve Bank stock	$2,781	$3,000	$1,731

Federal Home Loan Bank stock	$5,032	$5,417	$6,229

The following table indicates the respective maturities and weighted-average yields of our securities as of December 31, 2010 and December 31, 2009:

($ in Thousands)

	December 31, 2010					December 31, 2009
	1 Year	1-5 Years	5-10 Years	Over 10 Years	Yield to Maturity or Call	1 Year	1-5 Years	5-10 Years	Over 10 Years	Yield to Maturity or Call
US Treasury and Government	$—	$—	$—	$—	0.00%	$—	$—	$—	$—	0.00%
Asset Backed Securities	—	—	—	—	0.00%	123	45	134	—	0.48%
Corporate Bonds	—	—	—	—	0.00%	—	4,196	—	—	4.78%
Mortgage Backed Securities	—	86,487	78,843	11,629	2.40%	5,393	52,043	33,669	4,173	3.90%
Mutual Funds	492	—	—	—	3.01%	—	—	—	—	0.00%

Total	$492	$86,487	$78,843	$11,629	2.40%	$5,516	$56,284	$33,803	$4,173	3.93%

Please see Note 1 to our December 31, 2010 Consolidated Financial Statements for a discussion on Other Comprehensive Income (Loss) related to our securities classified as available-for-sale.

Securities of a single issuer that had book values in excess of 10% of our shareholders’ equity at December 31, 2010 included bonds issued by the Government National Mortgage Association (GNMA) and Federal National Mortgage Association (FNMA). This exposure includes mortgage pass through securities issued directly by these agencies as well as collateralized mortgage obligations, or CMOs, issued with GNMA or FNMA underlying securities. Mortgage backed securities tend to have final maturities which are often times, substantially longer than their average lives. As of December 31, 2010, our securities portfolio had an unrealized loss of approximately $4.1 million on a pretax basis.

Other Than Temporary Impairment (“OTTI”)

As of December 31, 2007 we owned approximately $5.3 million of private label asset backed securities at amortized cost. Between 2007 and 2008, these securities, which were rated AAA by either Moody’s or S&P at purchase, experienced a significant decline in market value. We utilized a discounted cash flow modeling valuation approach in order to evaluate these securities for other than temporary impairment of value. Our evaluation resulted in the recognition of an OTTI of $2.4 million on these securities during the period between December 31, 2007 and December 31, 2008. During 2009 and the period ending December 31, 2010, the estimated fair value of certain of these securities declined further due to the occurrence of additional defaults by certain underlying issuers and changes in the cash flow and discount rate assumptions used to estimate the value of these securities and we determined that the further declines in values were other than temporary under generally accepted accounting principles. As a result, we recorded an additional $0.5 million and $1.2 million of other than temporary impairment loss, for the years ended December 31, 2010 and 2009, respectively. During 2010, we sold all of the securities that had an OTTI, except one, which is valued at zero.

Deposits

The Bank’s primary source of funds is deposits. Those deposits are provided by businesses, municipalities, and individuals located within the markets served by our bank.

For the year ended December 31, 2010, total deposits increased $81.9 million to $712.3 million compared to $630.4 million as of December 31, 2009.

As of December 31, 2010, 2009 and 2008 the distribution by type of our deposit accounts was as follows:

($ in thousands)

	Dec 31, 2010		Dec 31, 2009		Dec 31, 2008
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest bearing accounts	$63,249	0.00%	$52,553	0.00%	$46,921	0.00%

Interest bearing accounts
Savings, Now and MMKT	254,046	1.14%	207,318	1.60%	157,852	2.71%
CDs	351,801	2.79%	401,646	3.60%	368,646	4.43%

Total Interest Bearing Deposits	605,847	2.09%	608,964	2.92%	526,498	3.92%

Average Total Deposits	$669,096	1.89%	$661,516	2.69%	$573,419	3.60%

Brokered deposits included in total deposits	$69,804		$84,358		$112,687
Brokered deposits as a percentage of total deposits	10.43%		12.75%		19.65%

As of December 31, 2010 certificates of deposit of $100,000 or more mature as follows:

(Dollars in thousands)	Amount	Weighted Average Rate
Up to 3 months	$34,263	2.10%
3 to 6 months	11,571	1.99%
6 to 12 months	25,653	2.50%
Over 12 months	37,522	2.58%

Total	$109,009	2.35%

As of December 31, 2009, certificates of deposit of $100,000 or more mature as follows:

(Dollars in thousands)	Amount	Weighted Average Rate
Up to 3 months	$33,816	2.84%
3 to 6 months	18,511	2.81%
6 to 12 months	38,628	2.74%
Over 12 months	52,140	3.09%

Total	$143,095	2.90%

Maturity terms, service fees and withdrawal penalties are established by us on a periodic basis. The determination of rates and terms is predicated on funds acquisition and liquidity requirements, rates paid by competitors, growth goals and federal regulations.

Capital Resources.

The assessment of capital adequacy depends on a number of factors such as asset quality, liquidity, earnings performance, changing competitive conditions and economic forces. We seek to maintain a strong capital base to support our growth activities, to provide stability to current operations and to promote public confidence.

As of December 31, 2010 and December 31, 2009, we exceeded the levels of capital required in order to be considered “well capitalized” by the regulatory authorities. The basic measures of capitalization applied by the regulatory authorities are provided below as of December 31, 2010 and December 31, 2009 for the Company:

	As of December 31, 2010	As of December 31, 2009
Total Risk Based Capital Ratio	11.06%	15.01%
Tier One Risk Based Capital Ratio	9.78%	13.74%
Tier One Leverage Ratio	6.46%	10.64%

In May and June of 2009, we sold 4,584,756 shares of common stock through a rights offering solely to existing shareholders for proceeds of $18.3 million.

On July 24, 2009, we sold 20,471 shares of Series A preferred stock, par value of $.01 per share, and 1,024 shares of Series B preferred stock, to the U.S. Treasury for proceeds of $20.5 million under the U.S. Treasury’s Capital Purchase Program. The terms of the Series A preferred stock require quarterly dividend payments (the “CPP Dividends”) of (i) 5% of the outstanding principal during the first five years the issue is outstanding after which the dividend rate increases to 9%, and (ii) 9% on the outstanding principal of the Series B payable quarterly. A discount was recorded on the preferred stock, which is being accreted over a five year period.

Prior to the payment of CPP Dividends, we must request and be granted approval by the Federal Reserve Bank of Atlanta. We submitted a request to the Federal Reserve Bank to pay CPP Dividends amounting to $280,000, which were payable on November 15, 2010. On November 8, 2010, we received notice from the Federal Reserve Bank that it was unwilling to approve our request to pay these CPP Dividends and that all future requests for CPP Dividend payments will be reviewed on a case-by-case basis by the Federal Reserve Bank. At December 31, 2010, the amount of CPP dividends unpaid and in arrears totaled $421,000.

We believe that we have sufficient cash to meet our operating needs in the near term. However, if we incur significant operating losses or we increase our assets faster than our current plans, we may need to obtain additional capital to support our business plans and operations.

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

Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized. The realization of deferred tax assets associated with the net operating loss carry forward, which expires in the years 2027, 2028, and 2029, as well as other deductible temporary differences is dependent upon generating sufficient future taxable income. During the year ended December 31, 2010, management determined that is was more likely than not that the deferred tax asset would not be realized. Accordingly, a valuation allowance of $35.1 million was recorded, reducing the net balance to zero.

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

Recent Accounting Pronouncements.

The Financial Accounting Standards Board, the SEC, and other regulatory bodies have enacted new accounting pronouncements and standards that either has impacted our results in prior years presented, or will likely impact our results in 2011. Please refer to the footnote No. 1 in the Notes to our Consolidated Financial Statements for the year ended December 31, 2010.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

See “Market Risk” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, above, which is incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data.

Financial Statements and Supplementary Data consist of the financial statements as indexed on page F-1 and unaudited financial information presented in Part II, Item 6 “Management’s Discussion and Analysis of Results of Operations and Financial Condition”.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934 (the “Act”) was carried out as of December 31, 2010, under the supervision and with the participation of our Chief Executive Officer (our principal executive officer), our Chief Financial Officer (our principal financial officer) and other members of senior management, we have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, and, based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures are effective.

There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The Company’s Management is responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of published financial statements in accordance with generally accepted accounting principles.

Under the supervision and with the participation of Management, including the Chief Executive Officer and the Chief Financial Officer, the Company’s Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2010, based on the framework established in a report entitled “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission and the interpretive guidance issued by the Securities and Exchange Commission in Release No. 34-55929.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. Based on this assessment Management believes that as of December 31, 2010, the Company’s internal control over financial reporting was effective. There were no changes in the Company’s internal control over financial reporting that occurred during the year ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report is not subject to attestation by the Company’s registered public accounting firm pursuant to the final ruling by the Securities and Exchange Commission that permit the Company to provide only Management’s report in its annual report.

The Audit Committee, composed entirely of independent directors, meets periodically with Management and Hacker Johnson and Smith, PA, to discuss audit, financial and related matters. Hacker Johnson and Smith, PA, have direct access to the Audit Committee.

Item 9B.	Other Information

None

Part III

Item 10.	Directors, Executive Officers, and Corporate Governance

Executive Officers of the Registrant

The Company has a Code of Ethics that applies to its principal executive officer and principal financial officer (who is its principal accounting officer), a copy of which is included on the Company’s website, www.flbank.com at Investor Relations/Governance Documents. The website also includes a copy of the Company’s Audit Committee Charter, Compensation Committee Charter and Nominating Committee Charter. The information contained under the sections captioned “Election of Directors—Director and Nominees,” “Executive Officers,” “Audit Committee Report,” and “Section16 (A) Beneficial Ownership Reporting Compliance,” in the issuer’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 2011, to be filed with the SEC pursuant to Regulation 14A within 120 days of the issuer’s fiscal year end (the “Proxy Statement”), is incorporated herein by reference.

Item 11.	Executive Compensation

The information contained in the sections captioned “Election of Directors—Committees of the Board of Directors,” “Executive Compensation,” and “Compensation Committee Interlocks and Insider participation” in the Proxy Statement, is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information contained in the section captioned “Security Ownership of Certain Beneficial Owners” in the Proxy Statement is incorporated herein by reference, and the table captioned “Equity Compensation Plan Information” on page 29 of this Form 10-K is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information contained in the section captioned “Transactions with Management and Related Persons” and “Election of Directors—Director Independence” in the Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information contained in the section captioned “Audit Fees and Related Matters” in the Proxy Statement is incorporated herein by reference.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Financial Statements. Please see the following financial statements set forth below beginning on page F-1:

Page	Description
F-1 – F-37	Florida Bank Group, Inc. Consolidated Financial Statements as of December 31, 2010 and 2009 and for the years ended December 31, 2010 and 2009 and 2008

(b) Exhibits. The following exhibits are furnished as exhibits hereto:

Exhibit No.	Description
3.1	Articles of Incorporation of the Registrant*

3.2	Articles of Amendment to Articles of Incorporation of the Registrant dated April 30, 2007*

3.3	Articles of Amendment to Articles of Incorporation of the Registrant dated July 15, 2009*

3.4	Articles of Amendment to Articles of Incorporation of the Registrant dated July 15, 2009*

3.5	Restated Bylaws—December, 2009 of the Registrant*

10.1	Stock Option Plan Amended April 2007*/**

10.2	Restrictive Stock Plan **/***

10.3	Form of Employment Compensation Amendment, pursuant to the U.S. Treasury TARP Capital Purchase Program, signed by Robert Rothman and John Garthwaite*

10.4	Form of Waiver, pursuant to the U.S. Treasury TARP Capital Purchase Program, signed by Robert Rothman and John Garthwaite*

10.5	Securities Purchase Agreement—Standard Terms for the U.S. Treasury TARP Capital Purchase Program between the Company and the U.S. Treasury*

14.1	Code of Ethics

21.1	Subsidiaries of the Registrant*

31.1	Certification of Chief Executive Officer pursuant to Securities and Exchange Act Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities and Exchange Act Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Certification of Chief Executive Officer pursuant to the Emergency Economic Stability Act of 2008.

99.2	Certification of Executive Vice President and Chief Financial Officer pursuant to the Emergency Economic Stability Act of 2008.

*	Previously filed by the Company as an exhibit to Company’s Registration Statement (Registration No. 000-53813) and such document is incorporated herein by reference.
**	Represents a management contract or a compensation plan or arrangement required to be filed as an exhibit.
***	Previously filed by the Company as an exhibit to the Company’s Form 10-Q filed on May, 10, 2010 (Registration No. 000-53813) and such document is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 25th day of March, 2011.

FLORIDA BANK GROUP, INC.
(Registrant)

Date: March 25, 2011	By:	/s/ SUSAN MARTINEZ
Susan Martinez Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 25th day of March, 2011.

Principal Executive Officer and Principal Financial Officer

By:	/s/ SUSAN MARTINEZ
Susan Martinez,
Chief Executive Officer and Director

Principal Accounting Officer

By:	/s/ JOHN R. GARTHWAITE
John R. Garthwaite,
Chief Financial Officer, Executive Vice President

FLORIDA BANK GROUP, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Florida Bank Group, Inc.

Tampa, Florida:

We have audited the accompanying consolidated balance sheets of Florida Bank Group, Inc. and Subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations and other comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

/s/ HACKER, JOHNSON & SMITH PA

HACKER, JOHNSON & SMITH PA

Tampa, Florida

March 25, 2011

FLORIDA BANK GROUP, INC.

Consolidated Balance Sheets

($ in thousands, except share amounts)

	At December 31,
	2010	2009
Assets
Cash and due from banks	$4,618	$2,579
Interest-bearing deposits with banks	35,683	26,730
Federal funds sold	—	52

Cash and cash equivalents	40,301	29,361
Securities available for sale	177,451	99,776
Loans, net of allowance for loan losses of $20,830 in 2010 and $21,342 in 2009	572,045	624,651
Federal Reserve Bank stock, at cost	2,781	3,000
Federal Home Loan Bank stock, at cost	5,032	5,417
Accrued interest receivable	2,475	2,429
Premises and equipment, net	25,815	26,307
Deferred tax assets	—	23,431
Foreclosed real estate	7,018	8,761
Prepaid expenses and other assets	5,490	7,211

Total assets	$838,408	$830,344

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing demand	$68,168	$55,279
Interest-bearing demand	72,247	70,581
Savings	10,043	11,879
Money market	201,718	148,905
Time	360,158	343,759

Total deposits	712,334	630,403
Official checks	720	559
Accrued expenses and other liabilities	4,048	4,323
Federal Home Loan Bank advances	67,700	81,700

Total liabilities	784,802	716,985

Commitments and contingencies (Notes 4, 11, 18 and 20)

Stockholders’ equity:
Preferred Stock Series A, $.01 par value; $1,000 liquidation value; 20,471 shares outstanding in 2010 and 2009	20,471	20,471
Preferred Stock Series B, $.01 par value; $1,000 liquidation value; 1,024 shares outstanding in 2010 and 2009	1,024	1,024
Preferred Stock—Discount	(730)	(935)
Common stock, $.01 par value, 50,000,000 shares authorized, 14,341,898 shares issued in 2010 and 2009	143	143
Additional paid-in capital	150,817	150,817
Treasury stock (12,583 shares in 2010 and 2009), at cost	(164)	(164)
Accumulated deficit	(113,848)	(58,415)
Accumulated other comprehensive (loss) income	(4,107)	418

Total stockholders’ equity	53,606	113,359

	$838,408	$830,344

The accompanying notes are an integral part of these consolidated financial statements.

FLORIDA BANK GROUP, INC.

Consolidated Statements of Operations and Other Comprehensive Income (Loss)

($ in thousands, except per share amounts)

	Year Ended December 31,
	2010	2009	2008
Interest income:
Loans	$33,619	$36,514	$41,383
Securities available for sale	4,084	3,767	2,894
Other interest-earning assets	273	317	1,333

Total interest income	37,976	40,598	45,610

Interest expense:
Deposits:
Demand	584	508	1,098
Savings	67	123	210
Money market	2,232	2,687	2,975
Time	9,804	14,471	16,336
Federal Home Loan Bank advances	3,153	3,517	5,569
Other borrowings	—	—	55

Total interest expense	15,840	21,306	26,243

Net interest income before provision for loan losses	22,136	19,292	19,367
Provision for loan losses	28,190	19,494	11,966

Net interest (expense) income after provision for loan losses	(6,054)	(202)	7,401

Noninterest income:
Service charges on deposit accounts	940	915	933
Other service charges and fees	581	342	351
Income on brokered loans	—	—	6
Realized loss on securities held for trading	—	—	(182)
Gain (loss) on sale of securities available for sale	3,027	(47)	(442)
Other-than-temporary impairment of securities available for sale (1)	(549)	(1,184)	(214)
Other	696	432	480

Total noninterest income	4,695	458	932

Noninterest expenses:
Salaries and employee benefits	13,888	11,338	15,950
Occupancy	5,544	5,625	5,576
Data processing	1,206	1,480	1,978
Stationary, printing and supplies	286	339	527
Business development	393	379	554
Insurance, including deposit insurance premium	2,278	2,293	1,028
Professional fees	1,739	1,044	1,244
Marketing	71	119	166
Permanent impairment of goodwill	—	4,707	15,331
Federal Home Loan Bank advance prepayment penalties	751	1,296	1,184
Loss on sale of foreclosed real estate	372	723	—
Write-down of foreclosed real estate	1,260	940	—
Foreclosed real estate expense	553	1,143	197
Other	1,150	1,366	3,521

Total noninterest expense	29,491	32,792	47,256

Loss before income tax benefit	(30,850)	(32,536)	(38,923)
Income tax expense (benefit)	23,683	(10,436)	(8,744)

Net loss	(54,533)	(22,100)	(30,179)
Preferred stock dividend requirements and discount accretion	(1,321)	(576)	—

Net loss available to common stockholders	(55,854)	(22,676)	(30,179)
Other comprehensive income (loss):
Change in unrealized holding gains (losses) on securities available for sale	(4,525)	581	(427)

Comprehensive loss	$(60,379)	$(22,095)	$(30,606)

Loss per common share:
Basic and Diluted	$(3.90)	$(1.83)	$(3.11)

(1)	Includes $1.5 million of other than temporary impairment losses for 2009, net of $354 non-credit related impairment losses recorded in other comprehensive income, before taxes. See Note 2 to these consolidated financial statements. For 2010 and 2008, there was no non-credit component.

The accompanying notes are an integral part of these consolidated financial statements.

FLORIDA BANK GROUP, INC.

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2010, 2009 and 2008

($ in thousands, except share amounts)

	Preferred Stock					Common Stock			Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Series A		Series B			Shares	Amount	Additional Paid-in Capital
	Shares	Amount	Shares	Amount	Discount
Balance, December 31, 2007	—	—	—	—	—	9,705,625	$98	$129,576	$(556)	$(5,560)	$264	$123,822
Net loss	—	—	—	—	—	—	—	—	—	(30,179)	—	(30,179)
Other comprehensive loss attributable to unrealized loss on available for sale securities, net of income taxes	—	—	—	—	—	—	—	—	—	—	(427)	(427)
Stock issued as compensation	—	—	—	—	—	7,350	—	110	—	—	—	110
Stock-based compensation	—	—	—	—	—	—	—	2,211	—	—	—	2,211
Repurchase of common stock (17,580 shares)	—	—	—	—	—	—	—	—	(239)	—	—	(239)
Proceeds from sale of treasury stock (32,901 shares)	—	—	—	—	—	—	—	(138)	631	—	—	493
Proceeds from exercise of stock options	—	—	—	—	—	44,167	—	899	—	—	—	899

Balance, December 31, 2008	—	—	—	—	—	9,757,142	98	132,658	(164)	(35,739)	(163)	96,690
Net loss	—	—	—	—	—	—	—	—	—	(22,100)	—	(22,100)
Other comprehensive income attributable to unrealized gain on available for sale securities, net of income taxes	—	—	—	—	—	—	—	—	—	—	581	581
Proceeds from sale of common stock, net of stock issuance costs of $(83)	—	—	—	—	—	4,584,756	45	18,212	—	—	—	18,257
Proceeds from issuance of 20,471 shares of Series A preferred stock to US Treasury	20,471	$20,471	—	—	—	—	—	—	—	—	—	20,471
Preferred stock warrants exercised by US treasury	—	—	1,024	$1,024	$(1,024)	—	—	—	—	—	—	—
Preferred stock dividend requirements and discount accretion	—	—	—	—	89	—	—	—	—	(576)	—	(487)
Preferred stock issuance costs	—	—	—	—	—	—	—	(53)	—	—	—	(53)

Balance, December 31, 2009	20,471	20,471	1,024	1,024	(935)	14,341,898	143	150,817	(164)	(58,415)	418	113,359
Net loss	—	—	—	—	—	—	—	—	—	(54,533)	—	(54,533)
Other comprehensive loss attributable to unrealized loss on available for sale securities, net of income taxes	—	—	—	—	—	—	—	—	—	—	(4,525)	(4,525)
Preferred stock dividend requirements and discount accretion	—	—	—	—	205	—	—	—	—	(900)	—	(695)

Balance, December 31, 2010	20,471	$20,471	1,024	$1,024	$(730)	14,341,898	$143	$150,817	$(164)	$(113,848)	$(4,107)	$53,606

The accompanying notes are an integral part of these consolidated financial statements.

FLORIDA BANK GROUP, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net loss	$(54,533)	$(22,100)	$(30,179)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,515	1,644	1,463
Amortization of intangible asset	—	133	465
Amortization of deferred loan fees, net	(122)	(132)	(199)
Amortization of premium and discounts on securities, net	1,038	211	(32)
Realized loss on securities held for trading	—	—	182
Stock-based compensation	—	—	2,321
Provision for loan losses	28,190	19,494	11,966
Deferred income taxes	23,683	(10,436)	(9,058)
(Gain) loss on sale of securities available for sale	(3,027)	47	442
Loss on sale of foreclosed real estate	372	723	—
Write-down of foreclosed real estate	1,260	940	—
Loss on permanent impairment of goodwill	—	4,707	15,331
Loss on other-than-temporary impairment of securities available for sale	549	1,184	214
Loss on permanent impairment of intangible asset	—	181	376
(Increase) decrease in accrued interest receivable	(46)	277	314
Decrease (increase) in prepaid expenses and other assets	1,721	(4,878)	2,256
(Decrease) increase in accrued expenses and other liabilities	(275)	(2,458)	1,196
Increase (decrease) in official checks	161	(1,201)	125

Net cash provided by (used in) operating activities	486	(11,664)	(2,817)

Cash flows from investing activities:
Net decrease (increase) in loans	15,536	(8,314)	(48,809)
Proceeds from maturities, calls, repayments and sale of securities available for sale	160,264	32,979	49,766
Purchase of securities available for sale	(241,276)	(65,532)	(80,236)
Proceeds from sale of securities held for trading	—	—	6,229
Proceeds from sale of foreclosed real estate	9,113	4,505	—
Sale of (Purchase of) Federal Reserve Bank stock	219	(1,269)	172
Sale of Federal Home Loan Bank stock	385	812	177
Net acquisition of premises and equipment	(1,023)	(474)	(4,473)

Net cash used in investing activities	(56,782)	(37,293)	(77,174)

Cash flows from financing activities:
Net increase (decrease) in deposits	81,931	(16,808)	90,376
Net decrease in Federal Home Loan Bank advances	(14,000)	(23,000)	(13,000)
Net decrease in other borrowings	—	(1,858)	(1,689)
Proceeds from exercise of common stock options	—	—	899
Repurchase of common stock	—	—	(239)
Proceeds from sale of treasury stock	—	—	493
Net proceeds from sale of common stock	—	18,257	—
Net proceeds from preferred stock issued	—	20,418	—
Preferred stock dividend requirements	(695)	(487)	—

Net cash provided by (used in) financing activities	67,236	(3,478)	76,840

Net increase (decrease) in cash and cash equivalents	10,940	(52,435)	(3,151)
Cash and cash equivalents at beginning of year	29,361	81,796	84,947

Cash and cash equivalents at end of year	$40,301	$29,361	$81,796

(Continued)

FLORIDA BANK GROUP, INC.

Consolidated Statements of Cash Flows, Continued

(In thousands)

	Year Ended December 31,
	2010	2009	2008
Supplemental cash flow information:
Cash paid during the year for:
Interest	$16,183	$21,896	$26,177

Noncash transactions:
Accumulated other comprehensive income (loss), change in unrealized gains (losses) on securities available for sale, net of income taxes	$(4,525)	$581	$(427)

Transfer of loans to foreclosed real estate	$11,882	$16,338	$1,707

Transfer of foreclosed real estate to loans	$2,880	$2,126	$—

Transfer of foreclosed real estate to premises and equipment	$—	$690	$—

Transfer of foreclosed real estate to other assets	$—	$300	$—

The accompanying notes are an integral part of these consolidated financial statements.

FLORIDA BANK GROUP, INC.

Notes to Consolidated Financial Statements

(Dollars in thousands except per share data)

(1) Summary of Significant Accounting Policies

General. Florida Bank Group, Inc. (the “Holding Company”) owns 100% of the outstanding common stock of Florida Bank (the “Bank”), (collectively, the “Company”). The Holding Company’s only significant business activity is the operation of the Bank. The Bank is a Florida state-chartered Federal Reserve member commercial bank. The Bank was acquired in January 2002. In December 2006, Bank of North Florida, which was owned 100% by the Holding Company, began banking operations. Florida Bank of Jacksonville was acquired in September 2007. On January 25, 2008, Florida Bank of Jacksonville acquired the assets and assumed the liabilities of Bank of North Florida. On January 25, 2008, Bank of North Florida changed its main office to an office in Sarasota, Florida and changed its name to Florida Bank of Sarasota. On December 5, 2008, Florida Bank of Sarasota was merged into the Bank. The Bank of Tallahassee was acquired in May 2007. On March 30, 2009, the Company merged Florida Bank of Jacksonville and The Bank of Tallahassee into the Bank.

ACIC Properties, Inc. was established in 2007 to hold foreclosed real estate of the Bank. During 2007, the Holding Company formed FB Tech and Services, Inc. (“FB Tech”) to provide operational support services to the banking subsidiaries. FB Tech’s sole source of revenue was derived from management fees charged to the Bank for services provided. FB Tech was dissolved on January 1, 2009. Florida Bank Mortgage, Inc. was also a subsidiary of the Holding Company. Florida Bank Mortgage, Inc. was formed on February 6, 2008 to provide mortgage services on behalf of the Bank. On March 2, 2009, the Holding Company dissolved Florida Bank Mortgage, Inc. In September 2010, the Holding Company contributed its investment in ACIC Properties, Inc. to the Bank.

The Bank offers a wide range of commercial and retail banking services to businesses and individuals. In addition to traditional products and services, the Bank offers other products and services, such as debit cards, internet banking, and electronic bill payment services. Consumer loan products offered by the Bank include residential loans, home equity lines of credit, second mortgages, new and used auto loans, new and used boat loans, overdraft protection, and unsecured personal credit lines. Commercial and small business loan products include SBA loans, commercial real estate construction and term loans; working capital loans and lines of credit; demand, term and time loans; and equipment, inventory and accounts receivable financing.

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

FLORIDA BANK GROUP, INC.

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands except per share data)

Banks are required to maintain cash reserves in the form of vault cash or in a noninterest-earning account with the Federal Reserve Bank or in noninterest-earning accounts with other qualified banks based on the balances of their transaction deposit accounts. The Bank’s reserve requirements at December 31, 2010 and 2009 were approximately $7.1 million and $7.8 million, respectively.

Securities. The Company may classify its securities as either trading, held-to-maturity or available for sale. Trading securities are held principally for resale and recorded at their fair values. Unrealized gains and losses on trading securities are included immediately in operations. Held-to-maturity securities are those which the Company has the positive intent and ability to hold to maturity and are reported at amortized cost. Available for sale securities consist of securities not classified as trading securities or as held-to-maturity securities. Unrealized holding gains and losses on available for sale securities, net of tax are excluded from operations and reported in other comprehensive income (loss). Gains and losses on the sale of available for sale securities are recorded on the trade date and are determined using the specific-identification method. Premiums and discounts on securities available for sale are recognized in interest income using the constant yield method over the average life. If a security has a decline in fair value that is other than temporary, the security will be written down to its fair value by recording a loss in the consolidated statements of operations. For a debt security that the Company does not intend to sell and it is not more likely than not that the Company will be required to sell before recovery of its amortized cost, only the credit loss component of the impairment is recorded in the consolidated statements of operations, while the impairment related to all other factors is recorded in other comprehensive income (loss).

Loans. Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off, are reported at their outstanding principal adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans.

Loan origination fees are deferred and certain direct origination costs are capitalized and amortized, and both are recognized as an adjustment of the yield of the related loan.

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

FLORIDA BANK GROUP, INC.

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands except per share data)

The allowance consists of specific and general components. The specific component relates to loans that are classified as impaired. For such loans, an allowance is established when the fair value of the loan’s collateral is less than the recorded value of the loan, for collateral dependent loans. For impaired loans that are not collateral dependent, an allowance is established when the discounted cash flows of such loans are lower than their carrying values. A loan is considered impaired when, based on current information and events, it is probable the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. It should be noted that substantially all of our impaired loans are collateral dependent and thus impairment is usually measured by the fair value of the collateral method.

The general component covers all other loans and is based on historical loss experience adjusted for qualitative factors. These factors include: consideration of the reliability of the bank’s loan grading system, the volume of criticized loans, concentrations of credit, the current level of past due and non performing loans, past loan experience, evaluation of probable losses in the Bank’s loan portfolio, including adversely classified loans, and the impact of market conditions on loan and collateral valuations and collectability.

Large groups of smaller homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures.

Foreclosed Real Estate. Real estate acquired through, or in lieu of, foreclosure, is initially recorded at fair value less estimated selling costs at the date of foreclosure, establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in operations.

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

Impairment of Long-Lived Assets. Long-lived assets, such as premises and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company assesses the recoverability of long-lived assets by determining whether the assets can be recovered from undiscounted future cash flows. Recoverability of long-lived assets is dependent upon, among other things, the Company’s ability to maintain profitability, so as to be able to meet its obligations when they become due. In the opinion of management, based upon current information and projections, long-lived assets will be recoverable over the period of benefit.

FLORIDA BANK GROUP, INC.

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands except per share data)

Intangible Asset and Goodwill. The intangible asset consisted of core deposits as a result of the acquisition of the Bank in 2002 and The Bank of Tallahassee and Florida Bank of Jacksonville in 2007. The intangible asset was being amortized over their estimated useful lives as follows: The Bank, 7 years; The Bank of Tallahassee, 6.25 years; Florida Bank of Jacksonville, 5 years. Amortization expense of $133 and $465 was recorded in 2009 and 2008, respectively. The intangible asset subject to amortization was reviewed for impairment at each reporting period on the basis of the expected future undiscounted operating cash flows without interest charges to be derived from those assets. In 2009 and 2008, the Company recorded impairment charges of $181 and $376, respectively, against its intangible asset, which is included in other expenses in the consolidated statements of operations. At December 31, 2010 and 2009, the balance of the intangible asset was zero.

Goodwill represented the excess cost of the Bank’s, The Bank of Tallahassee’s and Florida Bank of Jacksonville’s acquisition over the fair value of the net assets acquired. In accordance with GAAP, goodwill is not amortized. Goodwill is reviewed at least annually to determine whether the value is impaired. If impaired, the difference between the carrying amount reflected on the consolidated financial statements and its current fair value is recognized as a loss in the period in which the impairment occurs. Goodwill is impaired when the carrying amount exceeds the implied fair value of the entity. Valuation techniques based on discounted cash flows similar to models employed in analyzing the purchase price of the acquisition are used to estimate the fair value of the entity. Based on the impairment test performed in the fourth quarter of 2009, there was an impairment of goodwill of $4.7 million for the year ended December 31, 2009. An impairment test was done during 2008 and resulted in an impairment of goodwill of $15.3 million for the year ended December 31, 2008. At December 31, 2010 and 2009, the balance of goodwill was zero.

Transfer of Financial Assets. Transfers of financial assets or a participating interest in an entire financial asset are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity. A participating interest is a portion of an entire financial asset that (1) conveys proportionate ownership rights with equal priority to each participating interest holder (2) involves no recourse (other than standard representations and warranties) to, or subordination by, any participating interest holder, and (3) does not entitle any participating interest holder to receive cash before any other participating interest holder.

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

The Company also has a stock compensation plan in the form of restricted stock which was recorded as an expense in the consolidated statements of operations over the vesting period (see Note 9).

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

FLORIDA BANK GROUP, INC.

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands except per share data)

The components of other comprehensive loss and related tax effects are as follows:

	Year Ended December 31,
	2010	2009	2008
Net unrealized holding losses on available for sale securities	$(2,299)	$(297)	$(1,336)
Reclassification adjustment for other-than-temporary impairment of securities available for sale	549	1,184	214
Reclassification adjustment for (gains) losses realized in operations	(3,027)	47	442

Net change in unrealized losses	(4,777)	934	(680)
Income tax effect	252	(353)	253

Net amount	$(4,525)	$581	$(427)

Income Taxes. The Company accounts for income taxes in accordance with Accounting Standards Codification (“ASC”) Topic 740, “Income Taxes”, which sets out a consistent framework to determine the appropriate level of tax reserves to maintain for uncertain tax positions. ASC Topic 740 also results in two components of income tax expense, current and deferred. Current taxes are calculated by applying the provisions of the enacted tax law to the taxable income or excess of deductions over revenues. The Company determines deferred income taxes using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities, and enacted changes in tax rates and laws are recognized in the period in which they occur.

Deferred income taxes result from changes in deferred tax assets and liabilities between periods. Deferred tax assets are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management’s judgment. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized. During the year ended December 31, 2010, management determined that is was more likely than not that the deferred tax asset would not be realized. Accordingly, a valuation allowance of $35.2 million was recorded.

As of December 31, 2010, management is not aware of any uncertain tax positions that would have a material effect on the Company’s consolidated financial statements.

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

FLORIDA BANK GROUP, INC.

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands except per share data)

Loss Per Common Share. Basic and diluted loss per common share is computed on the basis of the weighted-average number of common shares outstanding. Basic and diluted loss per share is the same for 2010, 2009 and 2008 due to the net loss incurred by the Company.

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

FLORIDA BANK GROUP, INC.

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands except per share data)

Foreclosed Real Estate. Estimates of fair values are determined based on a variety of information, including the use of available appraisals, estimates of market value by licensed appraisers or local real estate brokers and the knowledge and experience of the Company’s management related to values of properties in the Company’s market areas. Management takes into consideration the type, location and occupancy of the property as well as current economic conditions in the area the property is located in assessing estimates of fair value. Accordingly, the fair values estimates for foreclosed real estate are classified as Level 3.

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

New Authoritative Accounting Guidance

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

In January 2010, the FASB issued ASU No. 2010-06 “Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements,” which amends the fair value disclosure guidance. The amendments include new disclosures and changes to clarify existing disclosure requirements. The new guidance was effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements of Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this guidance did not have any effect on the Company’s financial statements.

In February 2010, the FASB issued ASU No. 2010-09 “Subsequent Events (Topic 855)—Amendments to Certain Recognition and Disclosure Requirements.” ASU 2010-09 amends the subsequent events disclosure guidance. The amendments include a definition of an SEC filer, requires an SEC filer or conduit bond obligor to evaluate subsequent events through the date the financial statements are issued, and removes the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated. ASU 2010-09 was effective upon issuance except for the use of the issued date for conduit debt obligors. The adoption of this guidance did not have a material effect on the Company’s financial statements.

In February 2010, the FASB issued ASU No. 2010-10 “Consolidation (Topic 855)—Amendments for Certain Investment Funds.” The amendments to the consolidation requirements of Topic 810 resulting from the issuance of Statement 167 are deferred for a reporting entity’s interest in an entity (1) that has all the attributes of

FLORIDA BANK GROUP, INC.

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands except per share data)

an investment company or (2) for which it is industry practice to apply measurement principles for financial reporting purposes that are consistent with those followed by investment companies. The deferral does not apply in situations in which a reporting entity has the explicit or implicit obligation to fund losses of an entity that could potentially be significant to the entity. The amendments in this Update are effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009, and for interim periods within that first annual reporting period. The adoption of this guidance did not have any effect on the Company’s financial statements.

In March 2010, the FASB issued ASU No. 2010-11 “Derivatives and Hedging (Topic 815)—Amendments to Subtopic 815-15, Derivatives and Hedging-Embedded Derivatives.” Subtopic 815-15 is amended to clarify that the only type of embedded credit derivative features related to the transfer of credit risk that is exempt from derivative bifurcation requirement is one that is in the form of subordination of one financial instrument to another. As such, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination will need to assess those embedded derivatives to determine if bifurcation and separate accounting as a derivative is required. The amendments in this Update are effective as of the beginning of a reporting entity’s first interim reporting period beginning after June 15, 2010. The adoption of this guidance had no effect on the Company’s financial statements.

In April 2010, the FASB issued ASU No 2010-13, “Compensation—Stock Compensation (Topic 718)—Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades.” This update provides clarification that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trade should not be considered to contain a condition that is not a market, performance or service condition. Therefore, the award would be classified as an equity award if it otherwise qualifies as equity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The amendments in this Update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings. The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award. The cumulative-effect adjustment should be presented separately. Earlier application is permitted. The adoption of this guidance did not have any effect on the Company’s financial statements.

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

In July 2010, the FASB issued ASU No. 2010-20, “Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” The new disclosures will require significantly more information about credit quality in a financial institution’s loan portfolio. This statement addresses only disclosures and does change recognition or measurement of the allowance. This statement was effective for us on January 1, 2010. The adoption of this guidance did not have a material impact on our consolidated financial statements.

FLORIDA BANK GROUP, INC.

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands except per share data)

In January 2011 the FASB issued ASU No. 2011-01, “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.” This ASU temporarily delays the effective date of the disclosures about troubled debt restructurings in Update 2010-20 for public entities. The delay is intended to allow the FASB time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011.

Reclassification. Certain prior year amounts have been reclassified to conform to the 2010 presentation.

(2) Securities Available for Sale.

Securities available for sale have been classified according to management’s intent. The carrying amount of securities and their approximate fair values are summarized as follows:

	Amortized Cost	Gross Unralized Gains	Gross Unrealized Losses	Fair Value
At December 31, 2010
Mortgage-backed securities	$181,053	$134	$(4,228)	$176,959
Mutual funds	505	—	(13)	492

Total	$181,558	$134	$(4,241)	$177,451

At December 31, 2009
Mortgage-backed securities	$94,388	$1,680	$(790)	$95,278
Corporate bonds	4,077	121	(2)	4,196
Asset-backed securities (1)	641	67	(406)	302

Total	$99,106	$1,868	$(1,198)	$99,776

(1)	These securities are backed by subprime residential and home equity loans.

Gross proceeds from the sale of securities classified as available for sale was approximately $132.7 million for the year ended December 31, 2010 and resulted in gross gains of $3.3 million and gross losses of $0.3 million. Gross proceeds from the sale of securities classified as available for sale was approximately $13.1 million for the year ended December 31, 2009 and resulted in gross gains of $183 and gross losses of $230. Gross proceeds from the sale of securities classified as available for sale was approximately $29.4 million for the year ended December 31, 2008 and resulted in gross gains of $465 and gross losses of $907.

FLORIDA BANK GROUP, INC.

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands except per share data)

The following tables classify those securities in an unrealized loss position at December 31, 2010 and December 31, 2009, based upon length of time in a continuous loss position. The tables show the current fair value of the securities and the amount of unrealized loss for each category of investment:

	As of December 31, 2010
	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Mortgage-backed securities	$4,228	$167,130	$—	$—
Mutual funds	13	492	—	—

	$4,241	$167,622	$—	$—

	As of December 31, 2009
	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Mortgage-backed securities	$629	$46,316	$161	$589
Corporate bonds	2	1,009	—	—
Asset-backed securities	—	—	406	135

	$631	$47,325	$567	$724

The unrealized losses on investment securities available for sale were caused by market conditions. It is expected that the securities would not be settled at a price less than the par value of the investments. The Company plans to hold the securities for a period of time sufficient for the fair value of the securities to recover and it is not more likely than not that it will be required to sell the security before recovery of its amortized cost basis less any credit losses. The losses are therefore not considered other-than-temporary.

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

In evaluating non-agency mortgage backed and asset backed securities with significant unrealized losses greater than 12 months, management utilizes various resources, including input from independent third party firms to perform an analysis of expected future cash flows. The process begins with an assessment of the underlying collateral backing the mortgage pools. Management develops specific assumptions using as much market data as possible and includes internal estimates as well as estimates published by rating agencies and other third-party sources. The data for the individual borrowers in the underlying mortgage pools are generally segregated by state, FICO score at issue, loan to value at issue and income documentation criteria. Mortgage pools are evaluated for current and expected levels of delinquencies and foreclosures, based on where they fall in the proscribed data set of FICO score, geographics, LTV and documentation type and a level of loss severity is assigned to each security based on its experience. The above-described historical data is used to develop current and expected measures of cumulative default rates as well as ultimate loss frequency and severity within the underlying mortgages. This reveals the expected future cash flows within the mortgage pool. The data described

FLORIDA BANK GROUP, INC.

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands except per share data)

above is then inputted to an industry recognized model to assess the behavior of the particular security tranche owned by the Company. Significant inputs in this process include the structure of any subordination structures, if applicable, and are dictated by the structure of each particular security as laid out in the offering documents. The forecasted cash flows from the mortgage pools are input through the security structuring model to derive expected cash flows for the specific security owned by the Company to determine if the future cash flows are expected to exceed the book value of the security. The values for the significant inputs are updated on a regular basis.

The key base assumptions for mortgage-backed and asset-backed securities used during 2010 are in the table below:

Prepayment rate	5%-40% CPR
Loss severity	50%-100%
Cumulative default rate	7%-43%
Principal write-down	0-100%

Loss severity rates are estimated based on collateral characteristics and generally range from 55-75% for SF first mortgages and 80-90% for home equity mortgages.

In 2010, the Company recorded a $0.5 million OTTI charge to write down two asset-backed securities to their fair values. As of December 31, 2010, only one of the securities for which an OTTI charge was recorded remains on the Company’s books, at a value of zero. The Company intended to sell the related securities, as such, the entire OTTI loss was recorded in the consolidated statements of operations. In 2009 , the Company recorded a $1.2 million OTTI charge to adjust for credit losses relating to four mortgage backed securities and one asset-backed security with a total remaining principal balance of $1.1 million and fair value of $771. In 2008, the Company recorded an OTTI loss of $0.2 million relating to approximately $0.2 million in asset-backed securities.

The table below provides a cumulative roll forward of credit losses recognized in operations for the year ending December 31, 2010 relating to the Company’s available for sale debt securities:

Balance, at January 1, 2010	$1,184
Additions for credit losses on securities previously impaired	549
Reduction for securities sold during the year	(1,193)

Balance, at December 31, 2010	$540

FLORIDA BANK GROUP, INC.

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands except per share data)

(3) Loans

The components of loans were as follows:

	At December 31,
	2010	2009
Commercial	$47,475	$63,439
Commercial Real Estate	329,487	343,028
Residential Real Estate	203,488	220,854
Consumer Loans	12,879	19,027

	593,329	646,348
Less:
Net deferred fees	(454)	(355)
Allowance for loan losses	(20,830)	(21,342)

Loans, Net	$572,045	$624,651

An analysis of the change in the allowance for loan losses for the years ended December 31, 2010, 2009 and 2008 is as follows:

	Year Ended December 31,
	2010	2009	2,008
Balance at beginning of year	$21,342	$17,550	$7,699
Charge-offs	(29,206)	(15,731)	(2,118)
Recoveries	504	29	3
Provision For Loan Losses	28,190	19,494	11,966

Balance at end of year	$20,830	$21,342	$17,550

FLORIDA BANK GROUP, INC.

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands except per share data)

The following table sets forth the changes in the allowance and an allocation of the allowance by loan category as of December 31, 2010. The allocation of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off. The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component covers non-impaired loans and is based on historical loss experience adjusted for current economic factors described above in note 1.

	At December 31, 2010
	Commercial	Commercial Real Estate	Residential Real Estate	Consumer Loans	Total
Allowance for credit losses:
Balance at beginning of year	$2,136	$13,081	$5,393	$732	$21,342
Charge-offs	(4,563)	(16,420)	(6,965)	(1,258)	(29,206)
Recoveries	365	6	133	—	504
Provision for loan losses	2,930	18,851	5,671	738	28,190

Balance at end of year	$868	$15,518	$4,232	$212	$20,830

Ending balance: individually evaluated for impairment	$225	$7,870	$1,692	$103	$9,890

Ending balance: collectively evaluated for impairment	$643	$7,648	$2,540	$109	$10,940

Loans:
Ending balance	$47,475	$329,487	$203,488	$12,879	$593,329

Ending balance: individually evaluated for impairment	$1,573	$36,468	$18,784	$3,258	$60,083

Ending balance: collectively evaluated for impairment	$45,902	$293,019	$184,704	$9,621	$533,246

FLORIDA BANK GROUP, INC.

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands except per share data)

Loan Impairment and Credit Losses.

The following is an analysis of impaired loans as of December 31, 2010:

	At December 31, 2010
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Received
With no related allowance recorded: (1)
Commercial	$1,212	$5,068	$—	$1,090	$282	$414
Commercial Real Estate	16,278	26,612	—	14,650	1,138	1,166
Residential Mortgage	13,506	19,185	—	12,155	584	524
Consumer Loans	3,032	4,032	—	2,729	156	7

Total	$34,028	$54,897	$—	$30,624	$2,160	$2,111

With an allowance recorded:
Commercial	$362	$368	$225	$326	$17	$34
Commercial Real Estate	20,190	23,502	7,870	18,171	359	756
Residential Mortgage	5,277	5,571	1,692	4,749	139	204
Consumer Loans	226	226	103	203	14	13

Total	$26,055	$29,667	$9,890	$23,449	$529	$1,007

Total	$60,083	$84,564	$9,890	$54,073	$2,689	$3,118

All impaired loans are considered collateral dependent at December 31, 2010.

(1)	Includes loans with partial charge-offs of $20,459 with a net carrying value of $29,647.

The following summarizes the amount of impaired loans as of December 31, 2009.

At December 31, 2009
Collateral dependent loans identified as impaired:
Gross loans with no related allowance for losses (1)	$22,386

Gross loans with related allowance for losses recorded	21,480
Less allowance on these loans	(5,401)

Net loans with related allowances	16,079

Net investment in collateral dependent impaired loans	38,465

Noncollateral dependent loans identified as impaired:
Gross loans with no related allowance for losses	5,220

Gross loans with related allowance for losses recorded	18,103
Less allowance on these loans	(3,400)

Net loans with related allowances	14,703

Net investment in noncollateral dependent impaired loans	19,923

Net investment in impaired loans	$58,388

(1)	Includes loans with partial charge-offs of $3,166 with a net carrying value of $14,356.

FLORIDA BANK GROUP, INC.

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands except per share data)

The average net investment in impaired loans and interest income recognized and received on impaired loans is as follows for the years ended December 31, 2009 and 2008:

	2009	2008
Average investment in impaired loans	$29,207	$9,884

Interest income recognized on impaired loans	$689	$104

Interest income received on impaired loans	$642	$66

Nonaccrual Loans

The following is an analysis of nonaccrual loans as of December 31, 2010:

	Recorded Investment Nonaccrual loans	Unpaid Principal Balance Nonaccrual Loans
Commercial	$1,573	$5,436
Commercial Real Estate	33,907	47,552
Residential Mortgage	18,506	24,478
Consumer Loans	3,071	4,071

Total	$57,057	$81,538

There were no amounts that were past due ninety days but still accruing at December 31, 2010.

The table below shows nonaccrual loans as of December 31, 2009.

2009
Nonaccrual loans	$46,949
Past due ninety days or more, but still accruing	10

$46,959

The table below summarizes the payment status of loans in our total loan portfolio, including an aging of delinquent loans and loans 90 days or more past due. The delinquency aging includes all past due loans, both performing and nonperforming, as of December 31, 2010.

	30-59 Days	60-89 Days	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
Commercial	$907	$861	$1,573	$3,341	$44,134	$47,475	$—
Commercial Real Estate	7,156	2,205	33,907	43,268	286,219	329,487	—
Residential Real Estate	3,294	662	18,506	22,462	181,026	203,488	—
Consumer Loans	455	210	3,071	3,736	9,143	12,879	—

Total	$11,812	$3,938	$57,057	$72,807	$520,522	$593,329	$0

FLORIDA BANK GROUP, INC.

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands except per share data)

The credit quality of the loan portfolio at December 31, 2010 based on internally assigned grades follows:

Risk Rating	Commercial	Commercial Real Estate	Residential Real Estate	Consumer Loans	Total	% of Total
Pass	38,983	240,427	158,525	8,276	446,211	75.2%
Special mention	653	18,224	6,433	234	25,544	4.3%
Substandard	6,266	36,929	20,024	1,298	64,517	10.9%
Substandard Non-Accrual	1,393	33,907	18,481	3,071	56,852	9.6%
Doubful/Loss	180	—	25	—	205	0.0%

Total	$47,475	$329,487	$203,488	$12,879	$593,329	100.0%

Internally assigned loan grades are defined as follows:

•	Pass—Loan’s primary source of repayment is satisfactory, with secondary sources very likely to be realized if necessary.

•

Special Mention—Loan has potential weaknesses that deserve close attention. Usually 60 days past due. If left uncorrected, these potential weaknesses may result in the deterioration of the loan’s repayment prospects or our credit position at some future date. Such loans are not adversely classified.

•

Substandard—Loan is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged. Such loans have a well-defined weakness or weaknesses that jeopardize the full repayment of the loan. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

•

Substandard—Nonaccrual—Loan has all the characteristics of a substandard credit with payments having ceased or collection of payments in question. There is probability of loss, but the loss estimation is precluded until its more exact status may be determined.

•

Doubtful—Loan has all the weaknesses inherent in one classified substandard with the added characteristics that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Partial valuation charge-offs in this category are common.

•

Loss—Loan is considered uncollectible and of such little value that continuance as an asset is not warranted. This classification does not mean that the asset has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may be affected in the future.

(4) Premises Equipment

Components of premises and equipment are as follows:

	At December 31,
	2010	2009
Land	$12,079	$10,768
Buildings	9,405	10,405
Leasehold improvements	3,665	4,033
Furniture, fixtures and equipment	5,272	5,797

	30,421	31,003
Less accumulated depreciation and amortization	(4,606)	(4,696)

	$25,815	$26,307

FLORIDA BANK GROUP, INC.

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands except per share data)

The Company leases an administrative office and certain banking offices. The terms of the leases range from ten years to twenty years. The leases require the Company to pay certain insurance, maintenance and real estate taxes and also contain renewal options and escalation clauses. Rental payments are subject to periodic adjustments as set forth in the lease agreements. During 2010 the Company entered into two arrangements to sublease certain excess space in its downtown Tampa, Florida and downtown Jacksonville, Florida locations. The terms of the sublease arrangements range from six to nine years. The terms of the subleases require the sublessee to pay certain insurance, maintenance and real estate taxes and contain renewal options. Rent expense was approximately $2,592, $2,611 and $2,901 for the years ended December 31, 2010, 2009 and 2008, respectively. Future minimum rental commitments under noncancelable leases are as follows:

Year Ending December 31,	Lease Expense	Sublease Income
2011	$2,064	$264
2012	2,058	271
2013	2,108	279
2014	2,131	286
2015	2,182	294
Thereafter	15,780	784

Total	$26,323	$2,178

(5) Time Deposits

The aggregate amount of time deposits, each with a minimum denomination of $100, was approximately $109.0 million and $142.5 million at December 31, 2010 and 2009, respectively.

At December 31, 2010, the scheduled maturities of time deposits are as follows:

Year Ending December 31,	Amount
2011	$203,122
2012	71,966
2013	37,954
2014	15,493
2015	20,518
Thereafter	11,105

$360,158

FLORIDA BANK GROUP, INC.

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands except per share data)

(6) Federal Home Loan Bank Advances

The Federal Home Loan Bank of Atlanta (“FHLB”) advances are as follows:

	Weighted Average Interest Rate	Balance at December 31, 2010	Weighted Average Interest Rate	Balance at December 31, 2009
Maturing in Year Ending December 31,
2011	—	$—	3.36%	$9,000
2012	—	—	4.88%	21,000
2013	4.47%	10,000	4.58%	15,000
2014	4.28%	21,000	4.85%	16,000
2015	3.71%	2,700	3.71%	2,700
2016	—	8,000	4.45%	18,000
2017	4.18%	11,000	—	—
2018	3.87%	5,000	—	—
2020	4.28%	10,000	—	—

Total	3.73%	$67,700	4.08%	$81,700

During 2010, 2009 and 2008, the Company prepaid $14.0 million, $27.0 million and $27.0 million, respectively, of FHLB advances and incurred prepayment penalties of $0.8 million, $1.3 million and $1.2 million, respectively.

Advances from the FHLB are collateralized by a blanket floating lien on the Company’s qualifying multifamily, 1-4 family mortgage, home equity lines and commercial real estate loans. As of December 31, 2010, the lendable collateral value of these loans was $139.1 million. Certain of the advances listed above are subject to changes in interest rates.

(7) Derivate Financial Instruments

Fair Value Hedges. The Florida Bank of Jacksonville had entered into interest-rate swap agreements with the objective of converting a portion of its fixed rate brokered certificates of deposits (“CD”) to a variable rate. The swap agreements provided for the Bank to pay a variable rate of interest based on the three-month London Interbank Offer Rate (LIBOR) and to receive a fixed rate of interest. Under the swap agreements the Bank was to pay or receive interest quarterly. Amounts to be paid or received under these swap agreements were accounted for on an accrual basis and recognized as interest expense of the related liability. The net cash flows related to fair value hedges decreased interest expense on certificates of deposit by approximately $266 during 2008. On August 21, 2008, Florida Bank of Jacksonville terminated the interest rate swap.

FLORIDA BANK GROUP, INC.

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands except per share data)

(8) Stock-Based Compensation Plan

Certain key employees and directors of the Company have options to purchase shares of the Company’s common stock under its stock option plan. Under the plan, the total number of shares which may be issued shall not exceed 1,700,000 (amended). Stock options are issued at the fair value of the common stock on the date of grant and expire ten years from grant date. Stock options vest over a three year period. In 2008, the Company accelerated the vesting of all stock options and at December 31, 2008 all stock options became fully vested. At December 31, 2010, 986,803 shares remain available for grant. All amounts reflect a 2-for-1 stock exchange in 2007. A summary of stock option transactions follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2007	1,263,354	$15.12
Options granted	140,000	15.43
Options exercised	(44,167)	13.33
Options forfeited	(342,137)	15.27

Outstanding at December 31, 2008	1,017,050	15.06
Options forfeited	(91,800)	15.01

Outstanding at December 31, 2009	925,250	15.12
Options forfeited	(386,000)	14.49

Outstanding at December 31, 2010	539,250	$15.57	6.0 years

Exercisable at December 31, 2010	539,250	$15.57	6.0 years

There were no options granted or exercised during the year ended December 31, 2010 and 2009. The fair value of each option granted for the year ended December 31, 2008 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Year Ended December 31,
2008
Risk-free interest rate	2.20%-3.75%
Dividend yield	— %
Expected stock volatility	40%
Expected life in years	6
Per share grant-date fair value of options issued during the year	$2.31-$3.13

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

FLORIDA BANK GROUP, INC.

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands except per share data)

The intrinsic value of options outstanding and exercisable at December 31, 2010 and 2009 is $0. The total intrinsic value of options exercised during 2008 was $100 with no related income tax benefit recognized. At December 31, 2010 and 2009, there was no unrecognized compensation expense related to nonvested share-based compensation arrangements granted under the plan. The total fair value of shares vesting and recognized as compensation expense was $1,841 for the year ended December 31, 2008 with an associated income tax benefit recognized of approximately $734.

(9) Restricted Stock Plan

During 2005, the Company adopted and the shareholders approved a Restricted Stock Plan (“RSP”) under which up to 250,000 shares (amended) of the Company’s stock could be awarded to directors and officers. These restricted shares were earned over five years at a rate of 33.3% each year of continued service to the Company after two years. The fair value of all restricted stock issued was based on an independent appraisal which was being amortized over a five year period. In 2008, the Company accelerated the vesting of all restricted stock and at December 31, 2008 all restricted stock was fully vested. During 2008, the Company recognized $370 in expense under this plan and recognized a tax benefit of $139. As of December 31, 2008, the Company had no restricted shares remaining to be granted or vested under the plan. At December 31, 2010, 2009 and 2008, 64,650 shares with a Weighted-Average Grant-Date-Fair Value of $7.92 were outstanding and fully vested.

During 2010, the Company adopted a 2010 Restricted Stock Plan (the “Plan”). Under the Plan, the Company may issue a maximum 750,000 with a maximum of 75,000 that can be granted to independent directors and a maximum of 350,000 shares to be granted in any one calendar year. No shares were issued under the Plan during 2010.

(10) Income Taxes

Allocation of federal and state income taxes (benefit) between current and deferred portions for the years ended December 31, 2010, 2009 and 2008 is as follows:

	Year Ended December 31,
	2010	2009	2008
Current:
Federal	$—	$—	$268
State	—	—	46

Total current	—	—	314

Deferred:
Federal	(9,875)	(8,911)	(7,734)
State	(1,613)	(1,525)	(1,324)
Valuation allowance	35,171	—	—

Total deferred	23,683	(10,436)	(9,058)

Income tax expense (benefit)	$23,683	$(10,436)	$(8,744)

FLORIDA BANK GROUP, INC.

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands except per share data)

The reasons for the difference between current and deferred portions for the years ended December 31, 2010, 2009 and 2008 are as follows:

	Year Ended December 31,
	2010		2009		2008
	Amount	% of Pretax Loss	Amount	% of Pretax Loss	Amount	% of Pretax Loss
Income taxes at statutory Federal income tax rate	$(10,489)	(34.00)%	$(11,062)	(34.0)%	$(13,234)	(34.0)%
Increase (decrease) in taxes resulting from:
Goodwill impairment	—	—	1,600	4.9	5,212	13.4
State income taxes, net of Federal tax benefit	(1,064)	(3.4)	(1,004)	(2.9)	(843)	(2.2)
Change in valuation allowance	35,171	114.0	—	—	—	—
Other, net	65	0.2	30	—	121	0.3

Income tax expense (benefit)	$23,683	76.8%	$(10,436)	(32.0)%	$(8,744)	(22.5)%

The components of the deferred tax asset at December 31, 2010 and 2009 are as follows:

	At December 31,
	2010	2009
Deferred tax assets:
Allowance for loan losses	$7,838	$8,031
Stock based compensation	1,109	1,109
Fair value adjustments	1,759	1,494
Net operating loss carryforwards	23,718	12,645
Non performing assets	917	1,095
Other	109	91

Total deferred tax assets	$35,450	$24,465

Deferred tax liabilities:
Premises and equipment	(279)	(782)
Unrealized gain on securities available for sale	—	(252)

Total deferred tax liabilities	(279)	(1,034)

Deferred tax asset	35,171	23,431
Valuation allowance	(35,171)	—

Net deferred tax asset	$—	$23,431

ASC 740 “Accounting for Income Taxes” prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The evaluation of a tax position in accordance with FIN 48 is a two-step process. The Company must determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the Company should presume that the position will be examined by the appropriate taxing authority. A tax position that meets the more-likely-than-not threshold is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon

FLORIDA BANK GROUP, INC.

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands except per share data)

ultimate settlement. Based on the judgment of management and its tax advisors, all items included in the inventory of tax positions have been determined to meet the more-likely-than-not standard and have been included at full value in the financial statements of the Company as of December 31, 2010 and 2009.

ASC 740, “Accounting for Income Taxes,” requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. In making this determination, management considers all available positive and negative evidence affecting specific deferred tax assets, including the Company’s past and anticipated future performance, the reversal of deferred tax liabilities and the implementation of tax planning strategies. Objective positive evidence is necessary to support a conclusion that a valuation allowance is not needed for all or a portion of the deferred tax assets when significant negative evidence exists. In 2010, the Company has determined that significant negative evidence exists and therefore has placed a full valuation allowance on the deferred taxes.

At December 31, 2010, the Company had federal and state net operating loss carryforwards of $61.7 million expiring as follows: $3.0 million expiring in 2027, $9.3 million expiring in 2028, $19.7 million expiring in 2029 and $29.7 million expiring in 2030.

The Company files income tax returns in the U.S. and the State of Florida. The Company is no longer subject to U.S. federal or state and local income tax examinations by taxing authorities for years before 2007.

(11) Financial Instruments with Off-Balance-Sheet Risk

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

FLORIDA BANK GROUP, INC.

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands except per share data)

A summary of the notional amounts of the Company’s financial instruments at December 31, 2010, with off-balance-sheet risk is as follows:

Contract Amount
Unfunded loan commitments	$3,475

Unused lines of credit	$69,604

Standby letters of credit	$982

(12) Concentration of Credit Risk

The Bank primarily grants loans for which real estate is the collateral. As of December 31, 2010 and December 31, 2009, real estate mortgages represented 90% and 87%, respectively, of total loans. As of December 31, 2010, the largest credit relationship was $13.4 million, representing 2.25% of total loans and as of December 31, 2009, the largest credit relationship was $8.0 million representing 1.24% of total loans. Substantially all of our customers reside in the local markets in which we operate. The borrower’s ability to repay the loans is somewhat dependent on the local economies.

(13) Profit Sharing Plan

The Company has a 401(k) profit sharing plan. The plan is available to all employees electing to participate after meeting certain length-of-time service requirements. Expense relating to the Company’s contributions to the 401(k) plan was $175, $180 and $385 for the years ended December 31, 2010, 2009 and 2008, respectively.

(14) Regulatory Matters

Banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Holding Company.

The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by regulatory banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off- balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and percentages (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2010 and 2009, that the Company and the Bank met all capital adequacy requirements to which they were subject.

As of December 31, 2010, the most recent notification from the regulatory authorities categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well

FLORIDA BANK GROUP, INC.

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands except per share data)

capitalized an institution must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage percentages as set forth in the table. There are no conditions or events since that notification that management believes have changed Florida Bank’s category. The Company’s and the Bank’s actual capital amounts and percentages are also presented in the table ($ in thousands):

	Actual		For Capital Adequacy Purposes		For Well Capitalized Purposes
	Amount	%	Amount	%	Amount	%
As of December 31, 2010:
Total Capital to Risk-Weighted Assets:
Consolidated	$65,242	11.06%	$47,204	8.00%	N/A	N/A
Bank	64,854	10.98%	47,265	8.00%	$59,082	10.00%
Tier One Capital to Risk-Weighted Assets
Consolidated	$57,700	9.78%	$23,602	4.00%	N/A	N/A
Bank	57,303	9.70%	23,633	4.00%	$35,449	6.00%
Tier One Capital to Average Assets
Consolidated	$57,700	6.46%	$35,702	4.00%	N/A	N/A
Bank	57,303	6.48%	35,387	4.00%	$44,234	5.00%

	Actual		For Capital Adequacy Purposes		For Well Capitalized Purposes
	Amount	%	Amount	%	Amount	%
As of December 31, 2009:
Total Capital to Risk-Weighted Assets:
Consolidated	$97,819	15.01%	$52,120	8.00%	N/A	N/A
Bank	79,274	12.34%	51,394	8.00%	$64,243	10.00%
Tier One Capital to Risk-Weighted Assets
Consolidated	$89,510	13.74%	$26,050	4.00%	N/A	N/A
Bank	71,087	11.07%	25,697	4.00%	$38,546	6.00%
Tier One Capital to Average Assets
Consolidated	$89,510	10.64%	$33,647	4.00%	N/A	N/A
Bank	71,087	8.57%	33,178	4.00%	$41,473	5.00%

(15) Stockholders’ Equity

As of December 31, 2010, the Company was authorized to issue up to 55,000,000 of its capital stock, consisting of 50,000,000 shares of Class A common stock and 5,000,000 shares of preferred stock. The Company’s board of directors determines the powers, preferences and rights, and the qualifications, limitations and restrictions thereof of any series of preferred stock issued. A total of 20,471 shares of preferred stock are designated as Series A and a total of 1,024 shares are designated as Series B, all owned by the U.S. Treasury as described later in this footnote. There were no stock transactions completed in 2010.

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

Prior to the payment of dividends on our preferred stock issued under the U.S. Treasury Department’s Capital Purchase Program (CPP Dividends), the Company must request and be granted approval by the Federal Reserve Bank of Atlanta. We submitted a request to the Federal Reserve Bank to pay CPP Dividends amounting to $280, which are payable on November 15, 2010. On November 8, 2010, we received notice from the Federal Reserve Bank that it was unwilling to approve our request to pay these CPP Dividends and that all future requests for CPP Dividend payments will be reviewed on a case-by-case basis by the Federal Reserve Bank. At December 31, 2010, the amount of CPP dividends unpaid and in arrears totaled $421.

On May 29, 2009 and June 15, 2009, the Company sold a total of 4,584,756 shares of its common stock in a private placement at a price of $4.00 per share, for aggregate gross proceeds of $18.3 million, to no more than 35 purchasers excluding “accredited investors,” as that term is defined in Rule 501(a) of the Securities Act. The issuance of the Company’s common stock in the private placement was made in reliance upon the exemption from the registration requirements of Section 4(2) and Rule 506 of Regulation D of the Securities Act and applicable state securities law exemptions. None of the securities were sold through an underwriter and, accordingly, there were no underwriting discounts or commissions involved.

(16) Related Party Transactions

Related Party Loans. At December 31, 2010 and 2009, certain officers, directors and affiliates were indebted to the Bank in the aggregate amount of $5.6 million and $8.7 million, respectively. In the opinion of management, these loans were made on similar terms as loans to other individuals of comparable creditworthiness and were all current at year-end.

Related Party Deposits. At December 31, 2010 and 2009, deposits of executive officers and directors were approximately $18.5 million and $46.5 million, respectively, of the Bank’s deposits.

(17) Fair Value Measurements

The estimated fair values of the Company’s financial instruments were as follows (in thousands):

	At December 31,
	2010		2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$40,301	$40,301	$29,361	$29,361
Available-for-sale securities	177,451	177,451	99,776	99,776
Loans, net	572,045	585,278	624,651	620,524
Federal Home Loan Bank Stock	5,032	5,032	5,417	5,417
Federal Reserve Bank Stock	2,781	2,781	3,000	3,000
Accrued interest receivable	2,475	2,475	2,429	2,429
Financial liabilities:
Deposits	$712,334	$717,942	$630,403	$639,177
Federal Home Loan Bank Advances	67,700	75,782	81,700	86,919
Accrued interest payable	901	901	1,244	1,244

FLORIDA BANK GROUP, INC.

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands except per share data)

Financial assets subject to fair value measurements on a recurring basis are as follows (in thousands):

	Fair Value Measurements at December 31, 2010 Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2010 -
Available for sale securities	$177,451	—	$177,451	—

No securities were transferred in or out of level 1, 2 or 3 during 2010 or 2009.

Impaired collateral-dependent loans are carried at fair value when the current collateral value is lower than the carrying value of the loan. Foreclosed real estate is carried at fair value less estimated selling costs. Those impaired collateral-dependent loans and foreclosed real estate which are measured at fair value on a nonrecurring basis are as follows:

	Fair Value	Level 1	Level 2	Level 3	Total Losses	Losses Recorded in Operations For the Year Ended December 31, 2010
As of December 31, 2010:
Impaired loans (1)
Commercial	$504	$—	$—	$504	$4,029	$3,960
Commercial Real Estate	27,530	—	—	27,530	22,004	14,956
Residential Real Estate	14,623	—	—	14,623	7,179	5,896
Consumer Loans	3,155	—	—	3,155	1,138	959

Total	$45,812	$—	$—	$45,812	$34,350	$25,771

Foreclosed assets	$7,018	$—	$—	$7,018	$499	$499

(1)	Loans with a carrying value of $4,381 were measured for impairment using Level 3 inputs and had a fair value in excess of carrying value.

(18) Legal Contingencies

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

(19) Parent Company Only Financial Information

The following are the condensed statements of condition, operations and cash flows for the Parent Company:

Condensed Statements of Financial Condition

December 31, 2010 and 2009

($ in thousands)

	2010	2009
Assets:
Cash on deposit with subsidiary	$1,177	$5,424
Investment in bank subsidiaries	53,210	88,020
Investment in other subsidiaries	—	12,889
Securities available for sale	—	1,042
Other assets	82	6,695

Total assets	$54,469	$114,070

Liabilities and Stockholders’ Equity:
Other liabilities	863	711
Stockholders’ equity	53,606	113,359

Total Liabilities and Stockholders’ Equity	$54,469	$114,070

Condensed Statements of Operations

Years Ended December 31, 2010, 2009 and 2008

($ in thousands)

Year Ended December 31,	2010	2009	2008
Operating income:
Interest income	$81	$253	$138

Total operating income	81	253	138

Operating expense:
Other expense	3,595	7,666	7,859

Total operating expense	3,595	7,666	7,859

Loss before income tax benefit and equity in undistributed loss of subsidiaries	(3,514)	(7,413)	(7,721)
Income tax (expense) benefit	(5,947)	2,779	2,887

Loss before equity in undistributed loss of subsidiaries	(9,461)	(4,634)	(4,834)
Equity in undistributed losses of subsidiaries—bank	(42,623)	(15,581)	(24,528)
Equity in undistributed losses of subsidiaries—non bank	(2,449)	(1,885)	(817)

Net Loss	(54,533)	(22,100)	(30,179)
Preferred stock dividend requirements and discount accretion	(1,321)	(576)	—

Net loss available to common stockholders	$(55,854)	$(22,676)	$(30,179)

FLORIDA BANK GROUP, INC.

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands except per share data)

Condensed Statements of Cash Flows

Years Ended December 31, 2010, 2009 and 2008

($ in thousands)

	Year Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net loss	$(54,533)	$(22,100)	$(30,179)
Equity in undistributed losses of bank subsidiaries	42,623	15,581	24,528
Equity in undistributed losses of non-bank subsidiaries	2,449	1,885	817
Stock-based compensation expense	—	—	874
Loss on sale of securities available for sale	199	—	—
Loss on other-than-temporary impairment of securities available for sale	549	1,184	214
Decrease (increase) in other assets	6,613	(3,259)	2,113
Increase (decrease) in other liabilities	152	(1,609)	(1,581)

Net cash used in operating activities	(1,948)	(8,318)	(3,214)

Cash flows from investing activities:
Investment in bank subsidiaries	(2,581)	(20,284)	(2,983)
Investment in non-bank subsidiaries	—	(14,774)	(1,503)
Net proceeds from maturities, repayments and sale of securities available for sale	977	—	8,044
Net purchase of securities available for sale	—	(254)	—

Net cash (used in) provided by investing activities	(1,604)	(35,312)	3,558

Cash flows from financing activities:
Proceeds from exercise of common stock options	—	—	899
Repurchase of common stock	—	—	(239)
Proceeds from sale of treasury stock	—	—	493
Proceeds from issuance of common stock	—	18,257	—
Net Proceeds from issuance of preferred stock	—	20,418	—
Preferred stock dividend requirements	(695)	(487)	—

Net cash (used in) provided by financing activities	(695)	38,188	1,153

Net (decrease) increase in cash and cash equivalents	(4,247)	(5,442)	1,497
Cash and cash equivalents at beginning of year	5,424	10,866	9,369

Cash and cash equivalents at end of year	$1,177	$5,424	$10,866

Noncash transactions:
Accumulated other comprehensive income (loss), change in unrealized gains (losses) on securities available for sale, net of income taxes	$683	$559	$(998)

Accumulated other comprehensive income (loss), change in unrealized gains (losses) on securities available for sale of subsidiary, net of income taxes	$(5,208)	$22	$571

Stock-based compensation expense of subsidiary	$—	$—	$1,447

FLORIDA BANK GROUP, INC.

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands except per share data)

(20) Subsequent Event

In March 2011, as a result of a periodic examination of the Bank during 2010 by the the Federal Reserve Bank of Atlanta (the “FRB”), the Company and the FRB entered into a Written Agreement (the “RegulatoryAgreement”). The Regulatory Agreement, among other requirements, provides that the Company’s Board of Directors will take steps to ensure that the Bank complies with the agreement and will strengthen its oversight of the management and operations of the Bank. In addition, the Regulatory Agreement provides that the Bank:

•	Will within 60 days of the Regulatory Agreement, submit to the FRB a written plan to strengthen Board oversight and also credit risk management practices;

•	Will revise its lending and credit administration policies and procedures;

•	Will submit to the FRB an acceptable written program to ensure the accurate grading of loans and to ensure independent loan portfolio reviews;

•	Will not extend or renew credit to borrowers with criticized loans without the prior approval of the majority of the board of directors or a designated committee thereof;

•	Will submit a revised business plan for 2011 to improve its earnings and overall condition;

•	Will not declare or pay any dividends or take any other form of payment representing a reduction in capital from the Bank without prior regulatory approval;

•	Will not incur, increase or guarantee any debt or redeem any shares without prior regulatory approval;

•	Will not appoint any new directors or senior executive officers without prior regulatory approval;

•	Will review and revise its ALLL methodology consistent with relevant supervisory guidance, and;

•	Will submit an acceptable enhanced written internal audit program that addresses a variety of internal risk assessment and audit program activities.

The Company and the Bank have agreed to submit an acceptable plan to maintain sufficient capital at the Bank as a separate legal entity on a stand-alone basis, not declare or pay any dividends without the prior approval of the Federal Reserve, comply with restrictions on indemnification and severance payments under applicable law, and seek the approval of the Federal Reserve before the appointment of any new director or executive officer. In addition, the Company has agreed that it:

•	Will submit to the Federal Reserve an acceptable plan to maintain sufficient capital at the Company on a consolidated basis; and

•	Will not incur or increase any debt, or purchase or redeem any of its shares without the prior approval of the Federal Reserve.

The Company is committed to taking all necessary actions to promply address the requirements of the Regulatory Agreement.