Form 10-Q
period 2011-03-31
Florida Bank Group, Inc.
filed 2011-05-11
CIK 1370914

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Number of shares of Common Stock, $0.01 Par Value as of April 30, 2011:14,329,315.

FLORIDA BANK GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED MARCH 31, 2011

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

FLORIDA BANK GROUP, INC.

Condensed Consolidated Balance Sheets

($ in thousands, except share amounts)

	March 31, 2011	December 31, 2010
	(unaudited)
Assets
Cash and due from banks	$6,821	$4,618
Interest-bearing Deposits and Federal Funds Sold	38,062	35,683

Cash and cash equivalents	44,883	40,301
Securities available for sale	172,985	177,451
Loans, net of allowance for loan losses of $21,296 in 2011 and $20,830 in 2010	552,814	572,045
Federal Reserve Bank stock, at cost	1,607	2,781
Federal Home Loan Bank stock, at cost	5,032	5,032
Accrued interest receivable	2,275	2,475
Premises and equipment, net	25,546	25,815
Foreclosed real estate	6,596	7,018
Prepaid expenses and other assets	4,988	5,490

Total assets	$816,726	$838,408

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing demand	$75,608	$68,168
Interest-bearing demand	64,469	72,247
Savings	9,602	10,043
Money market	179,346	201,718
Time	359,404	360,158

Total deposits	688,429	712,334
Accrued expenses and other liabilities	4,270	4,768
Federal Home Loan Bank advances	77,700	67,700

Total liabilities	770,399	784,802

Stockholders’ equity:
Preferred Stock Series A, $.01 par value; $1,000 liquidation value; 20,471 shares outstanding in 2011 and 2010	20,471	20,471
Preferred Stock Series B, $.01 par value; $1,000 liquidation value; 1,024 shares outstanding in 2011 and 2010	1,024	1,024
Preferred Stock - Discount	(679)	(730)
Common stock, $.01 par value, 50,000,000 shares authorized, 14,341,898 shares inssued in 2011 and 2010	143	143
Additional paid-in capital	150,817	150,817
Treasury stock (12,583 shares in 2011 and 2010), at cost	(164)	(164)
Accumulated deficit	(121,901)	(113,848)
Accumulated other comprehensive loss	(3,384)	(4,107)

Total stockholders’ equity	46,327	53,606

	$816,726	$838,408

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLORIDA BANK GROUP, INC.

Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss) (Unaudited)

($ in thousands, except per share amounts)

	Three Months Ended March 31,
	2011	2010
Interest income:
Loans	$7,509	$8,564
Securities available for sale	1,101	959
Other interest-earning assets	65	60

Total interest income	8,675	9,583

Interest expense:
Deposits:
Demand	99	163
Savings	10	19
Money market	476	531
Time	2,001	2,628
Federal Home Loan Bank advances	707	831

Total interest expense	3,293	4,172

Net interest income before provision for loan losses	5,382	5,411
Provision for loan losses	7,754	3,441

Net interest (expense) income after provision for loan losses	(2,372)	1,970

Noninterest income:
Service charges on deposit accounts	214	220
Other service charges and fees	152	122
Other	191	242

Total noninterest income	557	584

Noninterest expenses:
Salaries and employee benefits	2,785	3,592
Occupancy	1,174	1,351
Data processing	330	289
Stationary, printing and supplies	57	77
Business development	40	93
Insurance, including deposit insurance premium	733	491
Professional fees	320	337
Marketing	12	13
Federal Home Loan Bank advance prepayment penalties	—	41
Loss on sale of foreclosed real estate	39	—
Write-down of foreclosed real estate	287	42
Foreclosed real estate expense	80	52
Other	305	290

Total noninterest expense	6,162	6,668

Loss before income taxes	(7,977)	(4,114)
Income taxes	25	(1,548)

Net loss	(8,002)	(2,566)
Preferred stock dividend requirements and discount accretion	(330)	(330)

Net loss available to common stockholders	(8,332)	(2,896)
Other comprehensive income :
Change in unrealized holding gains on securities available for sale	723	703

Comprehensive loss	$(7,609)	$(2,193)

Loss per common share -
Basic and Diluted	$(0.58)	$(0.20)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLORIDA BANK GROUP, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

For the Three Months Ended March 31, 2011 and 2010

($ in thousands, except share amounts)

	Preferred Stock					Common Stock			Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Series A		Series B					Additional Paid-in Capital
	Shares	Amount	Shares	Amount	Discount	Shares	Amount
Balance, December 31, 2010	20,471	$20,471	1,024	$1,024	$(730)	14,341,898	$143	$150,817	$(164)	$(113,848)	$(4,107)	$53,606
Net loss	—	—	—	—	—	—	—	—	—	(8,002)	—	(8,002)
Net Change in Unrealized Loss On Available-for-Sale Securities	—	—	—	—	—	—	—	—	—	—	723	723
Preferred stock discount accretion	—	—	—	—	51	—	—	—	—	(51)	—	—

Balance, March 31, 2011	20,471	$20,471	1,024	$1,024	$(679)	14,341,898	$143	$150,817	$(164)	$(121,901)	$(3,384)	$46,327

Balance, December 31, 2009	20,471	$20,471	1,024	$1,024	$(935)	14,341,898	$143	$150,817	$(164)	$(58,415)	$418	$113,359
Net loss	—	—	—	—	—	—	—	—	—	(2,566)	—	(2,566)
Net Change in Unrealized Gain On Available-for-Sale Securities, net of income taxes	—	—	—	—	—	—	—	—	—	—	703	703
Preferred stock dividend requirements and discount accretion	—	—	—	—	52	—	—	—	—	(330)	—	(278)

Balance, March 31, 2010	20,471	$20,471	1,024	$1,024	$(883)	14,341,898	$143	$150,817	$(164)	$(61,311)	$1,121	$111,218

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLORIDA BANK GROUP, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three months ended March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(8,002)	$(2,566)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	348	382
Amortization of deferred loan fees, net	(33)	(40)
Amortization of premium and discounts on securities, net	400	107
Provision for loan losses	7,754	3,441
Deferred income taxes	—	(1,549)
Loss on sale of foreclosed real estate	39	—
Write-down of foreclosed real estate	287	42
Decrease (increase) in accrued interest receivable	200	(54)
Decrease in prepaid expenses and other assets	502	260
Decrease in accrued expenses and other liabilities	(295)	(703)
Decrease in official checks	(203)	—

Net cash provided by (used in) operating activities	997	(680)

Cash flows from investing activities:
Net decrease in loans	11,510	3,868
Proceeds from maturities, calls and repayments of securities available for sale	4,789	5,654
Proceeds from sale of foreclosed real estate	96	3,756
Redemption of Federal Reserve Bank stock	1,174	359
Net acquisition of premises and equipment	(79)	(313)

Net cash provided by investing activities	17,490	13,324

Cash flows from financing activities:
Net (decrease) increase in deposits	(23,905)	19,430
Net increase (decrease) in Federal Home Loan Bank advances	10,000	(4,000)
Preferred stock dividend requirements	—	(278)

Net cash (used in) provided by financing activities	(13,905)	15,152

Net increase in cash and cash equivalents	4,582	27,796
Cash and cash equivalents at beginning of period	40,301	29,361

Cash and cash equivalents at end of period	$44,883	$57,157

(Continued)

FLORIDA BANK GROUP, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited), Continued

(In thousands)

	Three months ended March 31,
	2011	2010
Supplemental cash flow information:
Cash paid during the period for -
Interest	$3,507	$4,446

Noncash transactions:
Accumulated other comprehensive income, change in unrealized gains (losses) on securities available for sale, net of income taxes in 2010	$723	$703

Transfer of loans to foreclosed real estate	$—	$1,854

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

The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. The Company follows GAAP and reporting practices applicable to the banking industry, which are described in Note 1 to the Consolidated Financial Statements included in the Company’s 2010 Form 10-K.

In preparation of the condensed consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the condensed consolidated balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the value of foreclosed real estate and the value of the deferred tax asset.

In the opinion of management, the condensed consolidated financial statements contain all adjustments, which are those of a recurring nature, and disclosures necessary to present fairly the financial position of the Company as of March 31, 2011 and the results of operations and cash flows for the interim periods presented . The results of operations for the interim periods presented are not necessarily indicative of results that may be expected for the entire year or any other interim period.

Note 2 – Securities Available for Sale.

The amortized cost and related market value of investment securities available-for-sale were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At March 31, 2011
Mortgage-backed securities	$175,860	$90	$(3,459)	$172,491
Mutual funds	509	—	(15)	494

Total	$176,369	$90	$(3,474)	$172,985

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At December 31, 2010
Mortgage-backed securities	$181,053	$134	$(4,228)	$176,959
Mutual funds	505	—	(13)	492

Total	$181,558	$134	$(4,241)	$177,451

There were no sales of securities classified as available for sale during the three months ended March 31, 2011 or 2010.

The following tables classify those securities in an unrealized loss position at March 31, 2011 and December 31, 2010, based upon length of time in a continuous loss position. The tables show the current fair value of the securities and the amount of unrealized loss for each category of investment:

	As of March 31, 2011
	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Mortgage-backed securities	$3,459	$163,064	$—	$—
Mutual funds	15	494	—	—

	$3,474	$163,558	$—	$—

	As of December 31, 2010
	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Mortgage-backed securities	$4,228	$167,130	$—	$—
Mutual funds	13	492	—	—

	$4,241	$167,622	$—	$—

The unrealized losses on investment securities available for sale were caused by market conditions. It is expected that the securities will not be settled at a price less than the par value of the investments. The Company plans to hold the securities for a period of time sufficient for the fair value of the securities to recover and it is not more likely than not that it will be required to sell the securities before recovery of their amortized cost basis. The losses are therefore not considered other-than-temporary at March 31, 2011.

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

Currently the Company has no investment securities with unrealized losses greater than 12 months. However, when such losses occurred in the past or should such losses occur in the future, management utilizes various resources, including input from independent third party firms to perform an analysis of expected future cash flows. Investment securities classified as available-for-sale or held-to-maturity are generally evaluated for OTTI under the provisions of ASC 320-10, Investments — Debt and Equity Securities. In determining OTTI, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

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

The table below provides a cumulative roll forward of credit losses through the three months ended March 31, 2011, relating to the Company’s available for sale debt securities:

Balance at, January 1, 2011	$540
Additions for credit losses on securities not previously impaired	—
Reduction for securities sold during the period	—

Balance, at March 31, 2011	$540

Note 3 – Loans

The components of loans were as follows:

	As of
	March 31, 2011	December 31, 2010
Commercial	$44,831	$47,475
Commercial Real Estate	320,264	329,487
Residential Real Estate	196,886	203,488
Consumer Loans	12,524	12,879

	574,505	593,329

Less:
Net deferred fees	(395)	(454)
Allowance for loan losses	(21,296)	(20,830)

Loans, Net	$552,814	$572,045

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

The allowance consists of specific and general components. The specific component relates to loans that are classified as impaired. For such loans that are collateral dependent, an allowance is established when the fair value of the loan’s collateral is less than the recorded value of the loan. For impaired loans that are not collateral dependent, an allowance is established when the discounted cash flows of such loans are lower than their carrying values. A loan is considered impaired when, based on current information and events, it is probable the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. It should be noted that substantially all of our impaired loans are collateral dependent and thus impairment is usually measured by the fair value of the collateral method.

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

An analysis of the changes in the allowance for loan losses for the three month periods ended March 31, 2011 and 2010 is as follows:

	Three Months Ended March 31,
	2011	2010
Balance At Beginning Of Period	$20,830	$21,342
Charge-Offs	(7,590)	(1,319)
Recoveries	302	27
Provision For Loan Losses	7,754	3,441

Balance At End Of Period	$21,296	$23,491

The following table sets forth the changes in the allowance and an allocation of the allowance by loan category as of March 31, 2011. The allocation of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off. The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component covers non-impaired loans and is based on historical loss experience adjusted for current economic factors described above.

	At March 31, 2011
	Commercial	Commercial Real Estate	Residential Real Estate	Consumer Loans	Total

Allowance for credit losses:

Balance at beginning of period	$868	$15,518	$4,232	$212	$20,830
Charge-offs	(515)	(3,929)	(2,955)	(191)	(7,590)
Recoveries	105	113	77	7	302
Provision for loan losses	744	3,113	3,665	232	7,754

Balance at end of period	$1,202	$14,815	$5,019	$260	$21,296

Ending balance: individually evaluated for impairment	$666	$8,172	$2,308	$56	$11,202

Ending balance: collectively evaluated for impairment	$536	$6,643	$2,711	$204	$10,094

Loans:
Ending balance	$44,831	$320,264	$196,886	$12,524	$574,505

Ending balance: individually evaluated for impairment	$2,620	$43,749	$19,982	$3,036	$69,387

Ending balance: collectively evaluated for impairment	$42,211	$276,515	$176,904	$9,488	$505,118

Loan Impairment and Credit Losses.

The following is an analysis of impaired loans as of March 31, 2011 and December 31, 2010.

	At March 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Received
With no related allowance recorded:(1)
Commercial	$1,457	$8,217	$—	$1,214	$64	$5
Commercial Real Estate	24,472	40,216	—	20,392	197	217
Residential Real Estate	13,170	19,676	—	10,975	127	43
Consumer Loans	2,949	3,993	—	2,458	53	—

Total	$42,048	$72,102	$—	$35,039	$441	$265

With an allowance recorded:
Commercial	$1,163	$1,174	$666	$970	$1	$9
Commercial Real Estate	19,277	21,618	8,172	16,063	95	246
Residential Real Estate	6,812	7,000	2,308	5,676	51	71
Consumer Loans	87	88	56	72	—	1

Total	$27,339	$29,880	$11,202	$22,781	$147	$327

Total	$69,387	$101,982	$11,202	$57,820	$588	$592

(1)	Includes loans with partial charge-offs of $24,109 with net carrying values of $34,233 at March 31, 2011.

	At December 31, 2010
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
With no related allowance recorded:(2)
Commercial	$1,212	$5,068	$—	$1,090
Commercial Real Estate	16,278	26,612	—	14,650
Residential Real Estate	13,506	19,185	—	12,155
Consumer Loans	3,032	4,032	—	2,729

Total	$34,028	$54,897	$—	$30,624

With an allowance recorded:
Commercial	$362	$368	$225	$326
Commercial Real Estate	20,190	23,502	7,870	18,171
Residential Real Estate	5,277	5,571	1,692	4,749
Consumer Loans	226	226	103	203

Total	$26,055	$29,667	$9,890	$23,449

Total	$60,083	$84,564	$9,890	$54,073

(2)	Includes loans with partial charge-offs of $20,459 with net carrying values of $29,647 at December 31, 2010.

All loans are considered collateral dependent as of March 31, 2011 and December 31, 2010.

Nonaccrual Loans

The following is an analysis of nonaccrual loans as of March 31, 2011:

	Recorded Investment Nonaccrual loans	Unpaid Principal Balance Nonaccrual Loans

Commercial	$2,620	$9,391
Commercial Real Estate	37,423	55,509
Residential Real Estate	15,210	21,903
Consumer Loans	3,036	4,082

Total	$58,289	$90,885

The following is an analysis of nonaccrual loans as of December 31, 2010:

	Recorded Investment Nonaccrual loans	Unpaid Principal Balance Nonaccrual Loans

Commercial	$1,573	$5,436
Commercial Real Estate	33,907	47,552
Residential Real Estate	18,506	24,478
Consumer Loans	3,071	4,071

Total	$57,057	$81,537

The table below summarizes the payment status of loans in our total loan portfolio, including an aging of delinquent loans and loans 90 days or more past due. The delinquency aging includes all past due loans, both performing and nonperforming, as of March 31, 2011 and December 31, 2010.

As of March 31, 2011

	30-59 Days	60-89 Days	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing

Commercial	$99	$266	$2,620	$2,985	$41,846	$44,831	$—
Commercial Real Estate	2,881	3,824	37,423	44,128	276,136	320,264	—
Residential Real Estate	1,592	113	15,210	16,915	179,971	196,886	—
Consumer Loans	114	20	3,036	3,170	9,354	12,524	—

Total	$4,686	$4,223	$58,289	$67,198	$507,307	$574,505	$—

As of December 31, 2010

	30-59 Days	60-89 Days	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
Commercial	$907	$861	$1,573	$3,341	$44,134	$47,475	$—
Commercial Real Estate	7,156	2,205	33,907	43,268	286,219	329,487	—
Residential Real Estate	3,294	662	18,506	22,462	181,026	203,488	—
Consumer Loans	455	210	3,071	3,736	9,143	12,879	—

Total	$11,812	$3,938	$57,057	$72,807	$520,522	$593,329	$—

The credit quality of the loan portfolio at March 31, 2011 based on internally assigned grades follows:

Risk Rating	Commercial	Commercial Real Estate	Residential Real Estate	Consumer Loans	Total	% of Total
Pass	$35,803	$230,085	$156,019	$8,164	$430,071	74.9%
Special mention	1,445	21,902	4,508	25	27,880	4.9%
Substandard	4,963	30,854	21,149	1,299	58,265	10.1%
Substandard Non-Accrual	2,620	37,423	15,186	3,036	58,265	10.1%
Doubful/Loss	—	—	24	—	24	0.0%

Total	$44,831	$320,264	$196,886	$12,524	$574,505	100.0%

Internally assigned loan grades are defined as follows:

•	Pass—Loan’s primary source of repayment is satisfactory, with secondary sources very likely to be realized if necessary.

•

Special Mention—Loan has potential weaknesses which may, if not reversed or corrected, weaken the credit or inadequately protect our credit position. These loans are generally paying on a timely basis. The maximum period in this risk grade is generally limited to six months.

•

Substandard—Loan is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged. Such loans have a well-defined weakness or weaknesses that jeopardize the full repayment of the loan. They are characterized by the distinct possibility that the Company will sustain some loss in the future if the deficiencies or weaknesses are not corrected.

•	Substandard—Nonaccrual—Loan has all the characteristics of a substandard credit with payments having ceased or collection of payments in question. There is probability of loss.

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

A summary of the notional amounts of the Company’s financial instruments at March 31, 2011, with off-balance-sheet risk was as follows:

Contract Amount
Unfunded loan commitments	$2,864

Unused lines of credit	$63,200

Standby letters of credit	$506

Note 5 – Stock-Based Compensation Plan

Certain key employees and directors of the Company have options to purchase shares of the Company’s common stock under its 2005 Stock Option Plan (the “Plan”) as amended. Under the plan, the total number of shares which may be issued shall not exceed 1,700,000. Stock options are issued at the fair value of the common stock on the date of grant and expire ten years from grant date. Stock options vest over a three year period. In 2008, the Company accelerated the vesting of all stock options and at December 31, 2008 all stock options became fully vested and no stock options have been granted since 2008. There were no options exercised during the three months ended March 31, 2011 and 2010. At March 31, 2011, 1,009,303 shares remain available for grant under the plan. A summary of stock option transactions follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Intrinsic Value
Outstanding at December 31, 2010	539,250	$15.57
Options forfeited	(22,500)	15.50

Outstanding and exercisable at March 31, 2011	516,750	$15.57	5.69 years	—

Note 6 – Restricted Stock Plan

During 2010, the Company adopted a 2010 Restricted Stock Plan (the “Plan”). Under the Plan, the Company may issue a maximum 750,000 with a maximum of 75,000 that can be granted to independent directors and a maximum of 350,000 shares to be granted in any one calendar year. No shares have been issued under the Plan.

Note 7 – Fair Values of Financial Instruments

The estimated fair values of the Company’s financial instruments were as follows:

	At March 31, 2011		At December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$44,883	$44,883	$40,301	$40,301
Available-for-sale securities	172,985	172,985	177,451	177,451
Loans, net	552,814	564,756	572,045	585,278
Federal Home Loan Bank Stock	5,032	5,032	5,032	5,032
Federal Reserve Bank Stock	1,607	1,607	2,781	2,781
Accrued interest receivable	2,275	2,275	2,475	2,475

Financial liabilities:
Deposits	$688,429	$693,702	$712,334	$717,942
Federal Home Loan Bank Advances	77,700	84,290	67,700	75,782
Accrued interest payable	687	687	901	901

Financial assets subject to fair value measurements on a recurring basis are as follows:

	Fair Value Measurements at March 31, 2011 Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of March 31, 2011:
Available for sale securities	$172,985	$—	$172,985	$—

No securities were transferred in or out of level 1, 2, or 3 during the first quarter of 2011.

Impaired collateral-dependent loans are carried at fair value when the current collateral value is lower than the carrying value of the loan. Foreclosed real estate is carried at fair value less estimated selling costs. Those impaired collateral-dependent loans and foreclosed real estate at March 31, 2011, which are measured at fair value on a nonrecurring basis are as follows:

	Fair Value	Level 1	Level 2	Level 3	Total Losses	Losses Recorded in Operations For the Three Months Ended March 31, 2011
As of March 31, 2011:
Impaired loans (1)
Commercial	$1,342	$—	$—	$1,342	$4,635	$609
Commercial Real Estate	29,637	—	—	29,637	24,154	3,554
Residential Real Estate	16,410	—	—	16,410	8,994	107
Consumer Loans	2,981	—	—	2,981	1,057	2,893

Total	$50,370	$—	$—	$50,370	$38,840	$7,163

Foreclosed real estate	$6,596	$—	$—	$6,596	$736	$287

(1)	Loans with a total carrying value of $7.8 million were measured for impairment using Level 3 inputs and had fair values in excess of carrying values.

Note 8 – Regulatory Matters

Banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Holding Company. The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by regulatory banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s financial statements. For additional information on restrictions on the Company’s and Bank’s operations, see Note 11 below.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and percentages (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of March 31, 2011, that the Company and the Bank met all capital adequacy requirements to which they were subject.

The Company’s and the Bank’s actual capital amounts and percentages are also presented in the following table:

	Actual		For Capital Adequacy Purposes		For Well Capitalized Purposes
As of March 31, 2011:	Amount	%	Amount	%	Amount	%
Total Capital to Risk-Weighted Assets:
Consolidated	$56,957	10.05%	$45,349	8.00%	N/A	N/A
Bank	56,606	9.99%	45,345	8.00%	$56,681	10.00%
Tier One Capital to Risk-Weighted Assets
Consolidated	$49,696	8.77%	$22,674	4.00%	N/A	N/A
Bank	49,345	8.71%	22,672	4.00%	$34,009	6.00%
Tier One Capital to Average Assets
Consolidated	$49,696	6.02%	$32,999	4.00%	N/A	N/A
Bank	49,345	5.98%	33,028	4.00%	$41,286	5.00%

	Actual		For Capital Adequacy Purposes		For Well Capitalized Purposes
As of December 31, 2010:	Amount	%	Amount	%	Amount	%
Total Capital to Risk-Weighted Assets:
Consolidated	$65,242	11.06%	$47,204	8.00%	N/A	N/A
Bank	64,854	10.98%	47,265	8.00%	$59,082	10.00%
Tier One Capital to Risk-Weighted Assets
Consolidated	$57,700	9.78%	$23,602	4.00%	N/A	N/A
Bank	57,303	9.70%	23,633	4.00%	$35,449	6.00%
Tier One Capital to Average Assets
Consolidated	$57,700	6.46%	$35,702	4.00%	N/A	N/A
Bank	57,303	6.48%	35,387	4.00%	$44,234	5.00%

Note 9 – Loss Per Common Share

Basic and diluted loss per share of common stock has been computed based on the weighted-average number of shares of common stock outstanding of 14,329,315 during the three months ended March 31, 2011 and 2010. Basic and diluted loss per share is the same for these interim periods because of the Company’s net loss position.

Note 10 – Recent Accounting Standards Update

In April 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-03, “Reconsideration of Effective Control for Repurchase Agreements” (“ASU 2011-03”), which revises the criteria for assessing effective control for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. The determination of whether the transfer of a financial asset subject to a repurchase agreement is a sale is based, in part, on whether the entity maintains effective control over the financial asset. ASU 2011-03 removes from the assessment of effective control: the criterion requiring the transferor to have the ability to repurchase or redeem the financial asset on substantially the agreed terms, even in the event of default by the transferee, and the related requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets. The amendments in ASU 2011-03 will be effective for interim and annual reporting periods beginning on or after December 15, 2011, early adoption is prohibited, and the amendments will be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. The Company is currently assessing the impact of ASU 2011-03 on its financial statements and disclosures.

In April 2011, FASB issued ASU No. 2011-02 “Receivables (Topic 310) – A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.” ASU 2011-02 clarifies whether loan modifications constitute troubled debt restructuring. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties. ASU 2011-02 is effective for the first interim and annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. The Company is currently assessing the impact of ASU 2011-03 on its financial statements and disclosures.

In December 2010, the FASB issued ASU No. 2010-29 “Business Combinations (Topic 805)—Disclosure of Supplementary Pro Forma Information for Business Combinations.” If a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. ASU 2010-29 also expands the supplementary pro forma disclosures. ASU 2010-29 was effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. ASU 2010-29 will only affect the Company if there are future business combinations.

In December 2010, the FASB issued ASU No. 2010-28 “Intangibles—Goodwill and Other (Topic 350)—When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts .” ASU 2010-28 affects all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. ASU 2010-28 was effective for fiscal years and interim periods within those years, beginning after December 15, 2010. ASU 2010-28 did not have an impact on the Company’s financial statements or disclosures.

In April 2010, the FASB issued ASU No 2010-13, “Compensation – Stock Compensation (Topic 718) – Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades.” This update provides clarification that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trade should not be considered to contain a condition that is not a market, performance or service condition. Therefore, the award would be classified as an equity award if it otherwise qualifies as equity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The amendments in this Update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings. The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award. The cumulative-effect adjustment should be presented separately. Earlier application was permitted. The adoption of this guidance had no effect on the Company’s financial statements or disclosures.

Note 11 – Regulatory Agreement

In March 2011, as a result of a periodic examination of the Bank during 2010 by the Federal Reserve Bank of Atlanta (the “FRB”), the Company and the FRB entered into a Written Agreement (the “Regulatory Agreement”). The Regulatory Agreement, among other requirements, provides that the Company’s Board of Directors will take steps to ensure that the Bank complies with the agreement and will strengthen its oversight of the management and operations of the Bank. In addition, the Regulatory Agreement provides that the Bank:

•	Will within 60 days of the Regulatory Agreement, submit to the FRB a written plan to strengthen Board oversight and also credit risk management practices;

•	Will revise its lending and credit administration policies and procedures;

•	Will submit to the FRB an acceptable written program to ensure the accurate grading of loans and to ensure independent loan portfolio reviews;

•	Will not extend or renew credit to borrowers with criticized loans without the prior approval of the majority of the board of directors or a designated committee thereof;

•	Will submit a revised business plan for 2011 to improve its earnings and overall condition;

•	Will not declare or pay any dividends or take any other form of payment representing a reduction in capital from the Bank without prior regulatory approval;

•	Will not incur, increase or guarantee any debt or redeem any shares without prior regulatory approval;

•	Will not appoint any new directors or senior executive officers without prior regulatory approval;

•	Will review and revise its ALLL methodology consistent with relevant supervisory guidance, and

•	Will submit an acceptable enhanced written internal audit program that addresses a variety of internal risk assessment and audit program activities.

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

Prior to the payment of dividends on the Company’s preferred stock issued under the U.S. Treasury Department’s Capital Purchase Program (CPP Dividends), it must request and be granted approval by the FRB. The Company has not paid dividends on its preferred stock for the last two quarters as a result of its agreement with the FRB that the Company will not pay any cash dividends without prior approval from the FRB. At March 31, 2011, the Company had $700 in unpaid dividends owing on its preferred stock. To date, the Company has deferred two quarterly dividend payments. If the Company misses six quarterly dividend payments, whether or not consecutive, the U.S. Treasury will have the right to appoint two directors and/or observers to the Company’s Board of Directors until all accrued and unpaid dividends have been paid.

Note 12 – Subsequent Event

At its annual meeting of shareholders, held on April 27, 2011, the Company’s shareholders approved an amendment to its articles of incorporation to increase the number of authorized shares of the Company’s common stock from 50,000,000 to 250,000,000 shares.

Florida Bank Group, Inc.

Review by Independent Registered Public Accounting Firm

Hacker, Johnson & Smith PA, the Company’s independent registered public accounting firm, has made a limited review of the financial data as of March 31, 2011, and for the three month periods ended March 31, 2011 and 2010 presented in this document, in accordance with standards established by the Public Company Accounting Oversight Board.

The report of Hacker, Johnson & Smith PA, furnished pursuant to Article 10 of Regulation S-X, is included on the following page herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Florida Bank Group, Inc.

Tampa, Florida:

We have reviewed the accompanying condensed consolidated balance sheet of Florida Bank Group, Inc. (the “Company”) as of March 31, 2011 and the related condensed consolidated statements of operations and other comprehensive income (loss), changes in stockholders’ equity and cash flows for the three month periods ended March 31, 2011 and 2010. These interim condensed consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet of the Company as of December 31, 2010, and the related consolidated statements of operations and other comprehensive income (loss), changes in stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated March 25, 2011, we, based on our audit expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2010, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Hacker, Johnson & Smith PA

HACKER, JOHNSON & SMITH PA

Tampa, Florida

May 11, 2011

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

All forward-looking statements, by their nature, are subject to risks and uncertainties. Our actual future results may differ materially from those set forth in our forward-looking statements. Please see Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2010 and in this Quarterly Report on Form 10-Q.

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

Business Overview

We are a bank holding company under the Bank Holding Company Act of 1956, as amended, headquartered in Tampa, Florida. We were incorporated on January 12, 2007, under the laws of the State of Florida. We are the sole shareholder of Florida Bank, a Florida chartered commercial bank that provides a wide range of business and consumer financial services in its target marketplace. The Bank currently operates 14 banking offices located in Hillsborough, Pinellas, Duval, St. Johns, Manatee and Leon counties, Florida. As of March 31, 2011, we had $816.7 million in total assets, including $552.8 million in net loans, and $688.4 million in deposits.

Business Strategy

Our business strategy is to operate as a profitable banking organization, with an emphasis on relationship banking. Our lending strategy includes commercial business loans to small and medium-sized businesses, consumer lending, and select real estate loans. We emphasize comprehensive business products and responsiveness that reflect our knowledge of our local markets and customers. We offer a wide range of commercial and retail banking and financial services to businesses and individuals.

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

QUARTERLY PERFORMANCE OVERVIEW

•	Net interest income, at $5.4 million for the quarter ended March 31, 2011 was flat compared to the first quarter of 2010.

•

During the three months ended March 31, 2011, our noninterest expenses decreased $0.5 million, reflecting decreases in salaries and employee benefits and occupancy expenses, offset in part by increases in our deposit insurance premiums and our write-down of foreclosed real estate. See below for further discussion.

•

For the three months ended March 31, 2011, we recorded a net loss available to common stockholders (“net loss”) of $8.3 million, or $0.58 per basic and diluted share. These results compared with a net loss of $2.9 million, or $0.20 per basic and diluted share for the same period in 2010. The increase in net losses for the 2011 period as compared to the 2010 period was mostly driven by an increase in our provision for loan losses, and the absence of a tax benefit for the 2011 period compared to the 2010 period, which more than offset the decrease in noninterest expense.

•

The loan loss provisions were $7.8 million and $3.4 million for the quarters ended March 31, 2011 and 2010, respectively. The provision for the current quarter reflects required additions to reserves for newly impaired loans and to a lesser extent, for collateral devaluation on existing impaired loans. See below for discussion on loan loss reserves.

•

As of March 31, 2011, total assets were $816.7 million compared to $838.4 million at December 31, 2010, a decrease of $21.7 million or 2.6%. The decrease in assets reflects decreases of $19.2 million in net loans, $4.5 million in investment securities, $1.2 million in Federal Reserve Bank stock, $0.5 million in prepaid assets, $0.4 million in foreclosed real estate and $0.5 million in various other assets, offset in part by a $4.6 million increase in cash and cash equivalents. The reduction in the net loan balance reflects a combination of decreased loan demand, loan payoffs and loan charge offs and the decrease in investment securities is mostly attributable to repayments.

•

As of March 31, 2011, the allowance for loan losses was 3.7% of total loans and represented 36.5% of non-performing loans compared to 3.5% of total loans and representing 36.5% of non-performing at December 31, 2010.

•

As of March 31, 2011, total deposits were $688.4 million, down $23.9 million or 3.4% compared to December 31, 2010. This decrease was comprised of decreases in money market deposits of $22.4 million, interest-bearing demand and savings deposits of $8.2 million and time deposits of $0.8 million, offset in part, by a $7.4 million increase in non-interest bearing demand deposits.

•

Borrowed funds, consisting of Federal Home Loan Bank of Atlanta (FHLB) advances, totaled $77.7 million at March 31, 2011, compared to $67.7 million at December 31, 2010, an increase of $10.0 million or 14.8%. —

RESULTS OF OPERATIONS

Summary of Results of Operation for the Three Months Ended March 31, 2011 and 2010

Following is a condensed operations summary for the three months ended March 31, 2011 and 2010 (in thousands, except per share amounts):

	For the Three Months Ended
	March 31, 2011	March 31, 2010	2011 vs. 2010	Change %
Interest Income	$8,675	$9,583	$(908)	-9.5%
Interest Expense	3,293	4,172	(879)	-21.1%

Net Interest Income before provision for loan losses	5,382	5,411	(29)	-0.5%
Provision for Loan Losses	7,754	3,441	4,313	125.3%
Noninterest income	557	584	(27)	-4.6%
Noninterest expenses	6,162	6,668	(506)	-7.6%

Loss before income taxes	(7,977)	(4,114)	(3,863)	93.9%
Income tax expense (benefit)	25	(1,548)	1,573	-101.6%

Net Loss	(8,002)	(2,566)	(5,436)	211.8%
Preferred stock dividend and discount accretion	(330)	(330)	—	0.0%

Net loss available to common stockholders	$(8,332)	$(2,896)	$(5,436)	187.7%

Loss per common share - basic and diluted	$(0.58)	$(0.20)	$0.38	-188.7%

Selected Operating Ratios:
Return on Average Assets	-4.12%	-1.42%
Return on Average Equity	-64.12%	-10.33%
Equity to Assets Ratio	5.67%	13.19%

Net Loss

Net loss available to common stockholders totaled $8.3 million ($0.58 per basic and diluted share) for the three months ended March 31, 2011 compared to a net loss available to common stockholders of $2.9 million ($0.20 per diluted share) for the three months ended March 31, 2010. The factors affecting the $5.4 million loss increase are displayed in the table above. A more detailed discussion of each major component of our financial performance is provided below.

Net Interest Income

Net interest income represents our single largest source of earnings and is the amount by which interest income on interest-earning assets exceeds interest expense incurred on interest-bearing liabilities. Net interest income is the largest component of our income, and is affected by the interest rate environment and the volume and the composition of interest-earning assets and interest-bearing liabilities. Our interest-earning assets include loans, federal funds sold, interest-bearing deposits in other banks and investment securities. Our interest-bearing liabilities include deposit and advances from the FHLB.

Our net interest income was relatively flat for the first quarter of both 2011 and 2010, as the decrease in interest income was essentially offset by an equal decrease in interest expense. The decrease in interest expense is mostly the result of decreases in our deposit rates, primarily related to time deposits, as our time deposits maturing towards the end of 2010 and the first quarter of 2011 were generally re-priced into a much lower interest rate environment. Time deposits carry a fixed rate of interest to maturity and most of our borrowings provide for a fixed rate of interest until maturity or conversion date. The average balance and interest rate paid on time deposits for the three month period ended March 31, 2011, was $348.8 million and 2.33% respectively, compared to an average balance and interest paid of $349.6 million and 3.05%, respectively, for the same period in 2010. In addition, we reduced our interest expense on borrowings through the early retirement and restructuring of certain higher cost advances from the FHLB.

The decrease in interest on loans was primarily the result a reduction in our average loan balances and an increase in the non recognition of interest income which results from an increase in non-accruing loans. The balance in non accruing loans was $58.3 million at March 31, 2011, an increase of $11.5 million from the balance at March 31, 2010. Average loan balances were $585.3 million at March 31, 2011, a decrease of $59.6 million from the average loan balance at March 31, 2010.

Interest income on securities available for sale was $1.1 million for the quarter ended March 31, 2011, up $0.1million from the same period in 2010.

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

($ in thousands)

	March 31, 2011			March 31, 2010
	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS
Loans	$585,283	$7,509	5.20%	$644,872	$8,564	5.39%
Securities available for sale	175,019	1,101	2.55%	97,771	959	3.98%
Other interest-earning assets	30,176	65	0.87%	26,805	60	0.91%

Total Earning Assets	790,478	8,675	4.45%	769,448	9,583	5.05%
Cash & Due from Banks	10,313			8,922
Allowance For Loan Losses	(20,118)			(21,214)
Other Assets	40,250			71,293

Total Assets	$820,923			$828,449

LIABILITIES
Demand	$65,428	$99	0.61%	$63,343	$163	1.04%
Savings	10,004	10	0.41%	11,779	19	0.65%
Money Market	186,951	476	1.03%	145,599	531	1.48%
Time	348,759	2,001	2.33%	349,644	2,628	3.05%

Total Interest Bearing Deposits	611,142	2,586	1.72%	570,365	3,341	2.38%
FHLB advances	73,044	707	3.93%	81,578	831	4.13%
Other borrowings	—	—	0.00%	61	—	0.00%

Total Interest Bearing Liabilities	684,186	3,293	1.95%	652,004	4,172	2.60%
Noninterest bearing Deposits	79,823			58,619
Other Liabilities	4,217			4,176

Total Liabilities	768,226			714,799
Total Shareholder’s Equity	52,697			113,650

Total Liabilities & Shareholder’s Equity	$820,923			$828,449

Interest Rate Spread			2.50%			2.45%

Net Interest Income		$5,382			$5,411

Net Interest Margin			2.76%			2.85%

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

Provision for Loan Losses

The provision for loan losses for the quarter ended March 31, 2011, was $7.8 million compared to $3.4 million for the quarter ended March 31, 2010. The increase in the provision for loan losses reflects a continued contraction of commercial and residential real estate activity and the ripple effect on our local economies resulting in an increase in nonperforming loans, a reduction in the fair values of loan collateral and an increase in our net loan charge-off experience compared to the same period in 2010. Our nonperforming loans were $58.3 million as of March 31, 2011, compared to $46.8 million as of March 31, 2010. Net charge-offs in the first quarter of 2011 totaled $7.3 million compared to $1.3 million in the same period in 2010. At March 31, 2011, the allowance for loan losses, at $21.3 million, was 3.71% of outstanding loans (net of overdrafts) and provided coverage of 36.5% of nonperforming loans. At March 31, 2010, the allowance for loan losses was $23.5 million, representing 3.67% of outstanding loans (net of overdrafts) and provided coverage of 50.2% of nonperforming loans.

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

While there are some indications that the trend of local economic contractions may be nearing an end, we cannot be sure how long the economic contraction will continue. Consequently, we may experience higher levels of delinquent and nonperforming loans, which may require higher provisions for loan losses, higher charge-offs and higher collection related expenses in future periods.

Noninterest Expense

The table below reflects the major components of noninterest expense (in thousands):

	Three Months Ended March 31,
	2011	2010
Salaries and employee benefits	$2,785	$3,592
Occupancy	1,174	1,351
Data Processing	330	289
Stationary, printing and supplies	57	77
Business development	40	93
Insurance , including deposit insurance premium	733	491
Professional fees	320	337
Marketing	12	13
FHLB advance prepayment penalties	—	41
Loss on sale of foreclosed real estate	39	—
Write-down of foreclosed real estate	287	42
Foreclosed real estate expense	80	52
Other	305	290

Total noninterest expenses	$6,162	$6,668

The $0.5 million, or 7.6%, decrease in noninterest expense for the three months ended March 31, 2011, compared to the same period in 2010 was mostly due to a $0.8 million decrease in salary and employee benefits and a $0.2 million decrease in occupancy cost, offset in part by $0.2 million increases in both insurance cost and the writedown of foreclosed real estate and a $0.1 million net increase in other miscellaneous expenses. The reduction in salary and benefits expenses mostly results from a third quarter of 2010, reduction in force which resulted in the elimination of 19 employee positions. The purpose of the reduction in force was to more closely align our expense structure with our related revenues. Under our current operating structure, this specific action could result in a $2.0 million reduction in salary and benefit expenses on an annualized basis. In addition, the decrease in occupancy related expenses primarily results from the closure of two branch locations during 2010 and the sublease of excess office space in our downtown Jacksonville and Tampa, Florida locations.

Preferred Stock Dividend Requirements

On July 24, 2009, the Holding Company issued 20,471 shares of Series A preferred stock and warrants to purchase 1,024 shares of Series B preferred stock to the U.S. Treasury for proceeds of $20.5 million under the U.S. Treasury’s Capital Purchase Program.

The warrants were immediately exercised by the U.S. Treasury on July 24, 2009 for shares of Series B preferred stock. The terms of the Series A preferred stock require quarterly dividend payments of 5% per annum of the outstanding principal during the first five years the issue is outstanding after which the dividend rate increases to 9% per annum. The terms of the Series B preferred stock require quarterly dividend payments of 9% per annum of the outstanding principal. Preferred stock dividend requirements and discount accretion for the quarter ended March 31, 2011 totaled $330,000, however, no dividends were paid or declared during this period. See discussion below regarding preferred stock dividend payments under the section titled “Capital Resources,”

FINANCIAL CONDITION

Total assets at March 31, 2011 were $816.7 million, a decrease of $21.7 million or 2.6%, from total assets at December 31, 2010. Total cash and cash equivalents at March 31, 2011 were $44.9 million, up $4.6 million, or 11.4%, from cash and cash equivalents at December 31, 2010. Investment securities available for sale decreased $4.5 million, or 2.5%, to $173.0 million at March 31, 2011 from $177.5 million at December 31, 2010. See our discussion on liquidity and capital resources below for an explanation of the changes in our cash and cash equivalents. Our net loans decreased $19.2 million, or 3.4%, to $552.8 million at March 31, 2011 from $572.0 million at December 31, 2010. The decrease in net loans was primarily due to principal repayments. Foreclosed real estate decreased $0.5 million or 9.1% at March 31, 2011, compared to December 31, 2010, primarily as a result of sales of certain foreclosed properties and write-downs.

Total liabilities at March 31, 2011 decreased $14.4 million to $770.4 million from $784.8 million at December 31, 2010. The change primarily reflects a decrease in total deposits of $23.9 million and a decrease in accrued expenses and other liabilities of $0.5 million, offset in part by a $10.0 million increase in FHLB advances.

Total stockholders’ equity decreased $7.3 million to $46.3 million at March 31, 2011 from $53.6 million at December 31, 2010. The decrease reflects a net loss of $8.0 million, offset in part by a $0.7 million change in unrealized holding loss on available-for-sale securities.

Loans and Non-Performing Assets

Loan Portfolio.

Our loan portfolio consists principally of loans to individuals and small and medium-sized businesses within our primary market areas of greater Tampa Bay, Jacksonville and Tallahassee, Florida. The table below shows our loan portfolio composition for the periods presented:

($ in Thousands)

	As of
	March 31, 2010	December 31, 2010
Commercial	$44,831	$47,475
Commercial Real Estate (1)	320,264	329,487
Residential Real Estate	196,886	203,488
Consumer Loans	12,524	12,879

	574,505	593,329

Less:
Net deferred fees	(395)	(454)
Allowance for loan losses	(21,296)	(20,830)

Loans, Net	$552,814	$572,045

(1)	Includes $123.4 million and $127.2 million of owner-occupied nonresidential properties at March 31, 2011 and December 31, 2010, respectively.

The overall decrease in gross loans was primarily the result of loan payoffs by customers.

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

As of March 31, 2011, we held an allowance for loan losses of $21.3 million or 3.71% of total loans compared to the allowance for loan losses of $20.8 million or 3.51% at December 31, 2010. Based on an analysis performed by management as of March 31,

2011, management considers the allowance for loan losses to be adequate to cover probable incurred credit losses in the portfolio as of that date. Although we believe we use the best information available to make determinations with respect to the allowance for loan losses, future adjustments to the allowance may be necessary if facts and circumstances differ from those previously assumed in the determination of the allowance. For example, a continued downturn in real estate values and economic conditions could have an adverse impact on our asset quality and may result in an increase in future loan charge-offs and loan loss provisions, and may also result in the decrease in the estimated value of real estate we acquired through foreclosure. Additionally, our regulators, as an integral part of their examination process, periodically review the allowance for loan losses and the estimated values of real estate acquired through foreclosure. Accordingly, we may be required to take certain charge offs and/or recognize additions to the allowance for loan losses, or record write downs on the carrying values of foreclosed real estate based on the regulators’ judgment concerning information available to them during their examination as well as other factors they utilize for all banks.

As a direct result of these factors and analyses in conjunction with the sustained weakness in asset values, particularly real estate, we recorded a loan loss provision of $7.8 million for the three months ended March 31, 2011, an increase of $4.3 million compared to the provision recorded for the three months ended March 31, 2010. We establish specific reserves for impaired loans and general reserves for the remainder of the portfolio as follows (in thousands):

	March 31, 2011	December 31, 2010
Specific Reserves :
Impaired loans with no specific reserves	$42,048	$34,028
Impaired loans with specific reserves	27,339	26,055

Total impaired loans	$69,387	$60,083
Reserve	$11,202	$9,890
Reserve % of impaired loans	16.14%	16.46%
General Reserves
Loans subject to general reserve	$505,118	$533,246
Reserve	$10,094	$10,940
Reserve % of loans	2.00%	2.05%

Our reserves for loans with specific reserves were $11.2 million as of March 31, 2011 and $9.9 million as of December 31, 2010. Total impaired loans increased $9.3 million from December 31, 2010 to March 31, 2011 mostly as a result of additional loans meeting the criteria for impaired loans. See discussion below.

Our general reserve for unimpaired loans was 2.00% of subject loans as of March 31, 2011 and 2.05% of subject loans as of December 31, 2010. For the quarter ended March 31, 2011, the loan portfolio subject to the general reserve decreased approximately $28.1 million as a result of impairment and/or payoffs. Management evaluates the reserves on a regular basis to determine its adequacy.

The provision for loan losses is a charge to income in the current period to replenish the allowance and maintain it at a level that management has determined to be adequate to absorb probable incurred credit losses in the loan portfolio. The higher provisions for loan losses for the first quarter of 2011 are primarily attributable to the continued contraction of residential real estate activity and the resultant effect on our local economies as well as the increase in our nonperforming loans, delinquencies and charge-offs compared to the same period in 2010. The continued local economic contraction is evidenced by increased unemployment levels in the markets in which we operate and additionally, the impact of foreclosures and distressed sales is negatively impacting the value of real estate.

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

During the first quarter ended March 31, 2011 and 2010, the activity in our loan loss allowance was as follows:

($ in Thousands)

	Three Months Ended March 31,
	2011	2010
Balance At Beginning Of Period	$20,830	$21,342
Charge-Offs	(7,590)	(1,319)
Recoveries	302	27
Provision For Loan Losses	7,754	3,441

Balance At End Of Period	$21,296	$23,491

	Three Months Ended March 31,
	2011	2010
Charge-Offs:
Commercial	$(515)	$(17)
Commercial Real Estate	(3,929)	(1,085)
Residential Real Estate	(2,955)	(195)
Consumer Loans	(191)	(22)

	$(7,590)	$(1,319)

	Three Months Ended March 31,
	2011	2010
Recoveries:
Commercial	$105	$11
Commercial Real Estate	113	—
Residential Real Estate	77	16
Consumer Loans	7	—

	$302	$27

The following table reflects the allowance allocation per loan category and percent of dollar value of loans in each category to total dollar value of loans for the periods indicated (in thousands):

	March 31, 2011		December 31, 2010
	Amount	%	Amount	%
Commercial	$1,202	7.80%	$868	8.00%
Commercial Real Estate	14,815	55.75%	15,518	55.53%
Residential Real Estate	5,019	34.27%	4,232	34.30%
Consumer and Other Loans	260	2.18%	212	2.17%

Total allowance	$21,296	100%	$20,830	100%

Impaired Loans

Under generally accepted account principles, a loan is impaired when, based upon current information and events, it is probable that the loan will not be repaid according to its contractual terms, including both principal and interest. Management performs individual assessments of impaired loans to determine the existence of loss exposure as described above.

The following is an analysis of impaired loans as of March 31, 2011:

($ in Thousands)

	At March 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Received
With no related allowance recorded:(1)
Commercial	$1,457	$8,217	$—	$1,214	$64	$5
Commercial Real Estate	24,472	40,216	—	20,392	197	217
Residential Real Estate	13,170	19,676	—	10,975	127	43
Consumer Loans	2,949	3,993	—	2,458	53	—

Total	$42,048	$72,102	$—	$35,039	$441	$265

With an allowance recorded:
Commercial	$1,163	$1,174	$666	$970	$1	$9
Commercial Real Estate	19,277	21,618	8,172	16,063	95	246
Residential Real Estate	6,812	7,000	2,308	5,676	51	71
Consumer Loans	87	88	56	72	—	1

Total	$27,339	$29,880	$11,202	$22,781	$147	$327

Total	$69,387	$101,982	$11,202	$57,820	$588	$592

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

NON-PERFORMING ASSETS

($ in Thousands)

	Balance as of
	March 31, 2011	December 31, 2010
Non-Accrual	$58,289	$57,057

Total Non-Performing Loans	58,289	57,057
Foreclosed Real Estate	6,596	7,018
Repossesed assets	108	—

Total Non-Performing Assets	$64,993	$64,075

Non-Performing Loans as a Percentage of Total Loans	10.15%	9.62%

Non- Performing Assets as a Percentage of Total Assets	7.96%	6.81%

As of March 31, 2011 and December 31, 2010, we had $3.8 million and $1.5 million, respectively, in restructured loans that are in compliance with their modified terms. The criteria for a restructured loan to be considered performing is as follows: (1) none of its principal and interest is due and unpaid, and we expect repayment of the remaining contractual principal and interest, or (2) when the loan otherwise becomes well secured and in the process of collection. Since these loans have met these criteria, management does not consider these loans to be non-performing and has not included them in the table above.

An analysis of the increase in non-performing loans by segment is as follows (in thousands):

Non Performing Loans

	As of
	March 31, 2011	December 31, 2010	Percent Change
Commercial	$2,620	$1,573	66.6%
Commercial Real Estate	37,423	33,907	10.4%
Residential Real Estate	15,210	18,506	-17.8%
Consumer Loans	3,036	3,071	-1.1%

Total	$58,289	$57,057	2.2%

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

Our primary sources of liquidity are deposits provided by commercial and retail customers. The Bank attracts these deposits by offering an array of products designed to match customer needs at rates acceptable to the Bank. Deposits can be very price sensitive; we therefore monitor the Bank’s offering rates relative to our competition and adjust our offering rates accordingly to generate larger or smaller flows of deposit funds, depending on our cash-flow requirements and other factors we may consider.

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

As a result of the Bank’s regulatory capital position declining from well-capitalized to adequately capitalized at March 31, 2011, we are not allowed by law to accept, renew or roll over brokered deposits (including deposits through the CDARs program) unless we are granted a waiver by the FDIC. We have applied for a waiver. Reciprocal CDARs deposits are from local customers and are not originated by deposit brokers but are considered brokered deposits by the FDIC. Additionally, we are limited in the rates we may pay on deposits.

As of March 31, 2011, we had $88.0 million of brokered deposits including $6.3 million of reciprocal CDARs deposits. Brokered deposits represented 12.77% of our total deposits as of March 31, 2011, and approximately $1.8 million of CDARs deposits and $7.6 million of brokered deposits mature within the next three months. A prolonged inability to roll over or raise funds through CDARs deposits or brokered deposits could have a material adverse impact on our liquidity.

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

Other sources of liquidity include balances of cash and due from banks, short-term investments such as federal funds sold, and our investment portfolio, which can either be liquidated or used as collateral for borrowings. Additionally, some of our correspondent banks provide unsecured federal funds lines of credit, which may be used to access short term funds. All of these funding sources are part of the Bank’s contingency plans in the event of extraordinary fluctuations in cash resources.

The Bank has unsecured overnight federal funds purchased accommodation up to a maximum of $1.0 million from our correspondent banks. Further, the Bank has invested in FHLB stock for the purpose of establishing credit lines with the FHLB. The credit availability to the Bank on these credit lines is based on the amount of collateral pledged and limited by a percentage of the Bank’s total assets as reported on its most recent quarterly financial information submitted to the regulators. As of March 31, 2011 we had $77.7 million of FHLB advances outstanding and $32.6 million of letters of credit used in lieu of pledging securities to the State of Florida. Our unused borrowing capacity as of March 31, 2011, was approximately $25.5 million.

As of March 31, 2011, we had unfunded loan commitments of $2.9 million and unused lines and letters of credit totaling approximately $63.7 million. We believe the likelihood of these commitments either needing to be totally funded or funded at the same time is low. However, should significant funding requirements occur, the Bank has available borrowing capacity from various sources as discussed above.

As of March 31, 2011, our gross loan to deposit ratio was 83.5% compared to 90.7% at December 31, 2010. Management monitors and assesses the adequacy of our liquidity position on a daily and monthly basis to ensure that sufficient sources of liquidity are maintained and available. We believe that based on current forecasts operating cash flows and available sources of liquidity will be sufficient to meet all operating needs, including planned capital expenditures for the next 12 to 18 months.

Major sources of increases and decreases in cash and cash equivalents were as follows for the three months ending March 31, 2011 and 2010:

(Dollars in thousands)	March 31, 2011	March 31, 2010
Provided by (used in) operating activities	$997	$(680)
Provided by investing activities	17,490	13,324
(Used in) provided by financing activities	(13,905)	15,152

Net increase in cash and cash equivalents	$4,582	$27,796

Operating Activities

Net cash provided by operating activities of continuing operations was $1.0 million for the three months ended March 31, 2011, compared to cash used by operating activities of $0.7 million for the same period in 2010. The $1.7 million improvement is mostly attributable to decreases of $1.2 million in net loss, adjusted for non-cash items, $0.4 million from a decrease in accrued expenses and other liabilities, $0.3 million from an increase in accrued interest receivable, and a $0.2 million increase in prepaid and other expenses, offset in part, by a $0.2 million decrease in official checks.

Investment Activities

The $4.2 million change in cash used in investing activities reflects the following: $7.6 million related to a decrease in loans, $0.8 million related to an increase in the redemption of Federal Reserve Bank stock and $0.2 related to the change in the net acquisition of premises equipment, offset in part by $3.7 million related to the decrease in proceeds from the sale of foreclosed real estate and $0.9 million related to the change in proceeds from repayments of securities available for sale.

Investment activities serve to enhance our liquidity position and interest rate sensitivity, while also providing a yield on interest earning assets. All of our securities are categorized as securities available for sale and are recorded at fair value. Securities, like loans, are subject to similar interest rate and credit risk. In addition, by their nature, securities classified as available for sale are also subject to market value risks that could negatively affect the level of liquidity available to us, as well as stockholders’ equity. A change in the value of securities held to maturity could also negatively affect the level of stockholders’ equity if there was a decline in the underlying creditworthiness of the issuers, other-than-temporary impairment is deemed, or there is a change in our intent and ability to hold the securities to maturity.

As of March 31, 2011, our securities portfolio totaled $173.0 million compared to $177.5 million as of December 31, 2010, reflecting a decrease of $4.5 million. For both periods, all of our securities were classified as available for sale. The decrease in the investment portfolio during the first three months of 2011 is primarily due to repayments. We do not actively trade securities and do not expect to do so in the future.

The following table sets forth the carrying amount of our investment portfolio, as of the periods indicated:

($ in Thousands)

	Balance as of
	March 31, 2011	December 31, 2010
Fair value of investment in:
Mortgage backed securities	$172,491	$176,959
Mutual Funds	494	492

Total	$172,985	$177,451

Federal Reserve Bank stock	$1,607	$2,781

Federal Home Loan Bank stock	$5,032	$5,032

Financing Activities

The Bank’s primary source of funds is deposits. Those deposits are provided by businesses, municipalities, and individuals located within the markets served by the Bank. For the three months ended March 31, 2011, total deposits decreased $23.9 million to $688.4 million compared to $712.3 million as of December 31, 2010.

For the three months ended March 31, 2011 and 2010 the distribution by type of our deposit accounts was as follows (in thousands):

	As of March 31, 2011			As of March 31, 2010
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Noninterest bearing accounts	$79,823	$—	0.00%	$58,619	0	0.00%

Interest bearing accounts:
Savings, Now and MMKT	262,383	585	0.90%	220,721	713	1.31%
CDs	348,759	2,001	2.33%	349,644	2,628	3.05%

Total Interest Bearing Deposits	611,142	2,586	1.72%	570,365	3,341	2.38%

Average Total Deposits	$690,965	$2,586	1.52%	$628,984	$3,341	2.15%

Brokered deposits included in total deposits	$94,182			$71,773

Brokered deposits as a percentage of total deposits	13.63%			11.41%

Capital Resources

The assessment of capital adequacy depends on a number of factors such as asset quality, liquidity, earnings performance, changing competitive conditions and economic forces. We seek to maintain a strong capital base to support our business activities, to provide stability to current operations and to promote public confidence.

The basic measures of capitalization applied by the regulatory authorities are provided below as of March 31, 2011 and December 31, 2010 for the Company and the Bank:

	As of March 31, 2011	As of December 31, 2010	Minimum to be Well Capitalized
Total Risk Based Capital Ratio - Consolidated	10.05%	11.06%	N/A
Total Risk Based Capital Ratio - Bank	9.99%	10.98%	10.00%
Tier One Risk Based Capital Ratio - Consolidated	8.77%	9.78%	N/A
Tier One Risk Based Capital Ratio - Bank	8.71%	9.70%	6.00%
Tier One Leverage Ratio - Consolidated	6.02%	6.46%	N/A
Tier One Leverage Ratio - Bank	5.98%	6.48%	5.00%

Prior to the payment of dividends on our preferred stock issued under the U.S. Treasury Department’s Capital Purchase Program (CPP Dividends), we must request and be granted approval by the Federal Reserve Bank of Atlanta (the “FRB”). We have not paid dividends on our preferred stock for the last two quarters as a result of our agreement with the FRB that we will not pay any cash dividends without prior approval from the FRB. At March 31, 2011, we had $700 in unpaid dividends owing on our preferred stock. To date, we have deferred two quarterly dividend payments. If we miss six quarterly dividend payments, whether or not consecutive, the U.S. Treasury will have the right to appoint two directors and/or observers to our Board of Directors until all accrued and unpaid dividends have been paid.

We continue to pursue efforts to increase our capital, and in this regard, have retained the services of an investment banker to assist us in these efforts.

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

Off-Balance Sheet Arrangements.

We do not currently have any off-balance sheet arrangements, other than approved and unfunded loans and letters of credit to our customers in the ordinary course of business. Please see Note 4 to our March 31, 2011 Condensed Consolidated Financial Statements for further discussion

Critical Accounting Estimates.

Allowance for Loan Losses.

See above for a discussion of this item.

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

Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized. The realization of deferred tax assets associated with the net operating loss carry forward, which expires in the years 2027, 2028, and 2029, as well as other deductible temporary differences is dependent upon generating sufficient future taxable income. In 2010, we determined that significant negative evidence existed that led us to conclude that it was more likely than not that we would not realize any portion of the deferred tax asset, and therefore placed a full valuation allowance on the deferred taxes. As of March 31, 2011, we have not changed our position and have a net deferred asset of zero. Please see “Critical Accounting Policies” of our Annual Report on Form 10-K for the year ended December 31, 2010, for a more detailed discussion of this item.

Other Than Temporary Impairment

Impairment of investment securities results in a write-down that must be reflected in net income when a market decline below cost is other-than-temporary. We regularly review each investment security for impairment based on criteria that include the extent to which cost exceeds market price, the duration of that market decline, the financial health of and specific prospects for the issuer(s) and our ability and intention with regard to holding the security to maturity. Please refer to Note 2 of our Condensed Consolidated Financial Statements for a more detailed discussion.

Recent Accounting Pronouncements.

The Financial Accounting Standards Board, the SEC, and other regulatory bodies have enacted new accounting pronouncements and standards that either have impacted our results in prior years presented, or may likely impact our results in 2011. Please refer to Note 10 in the Notes to our Condensed Consolidated Financial Statements for the period ended March 31, 2010.

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

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

In addition to the risk factors contained in the Company’s 2010 Annual report on Form 10-K for the year ended December 31, 2010, the following is provided.

Limitations on our ability to accept or roll over brokered deposits (including CDARs) could have a material adverse effect on our liquidity and operations and a lack of liquidity could jeopardize our financial condition.

As a result of the Bank’s regulatory capital position declining from well-capitalized to adequately capitalized at March 31, 2011, we are not allowed by law to accept, renew or roll over brokered deposits (including deposits through the CDARs program) unless we are granted a waiver by the FDIC. We have applied for a waiver. Reciprocal CDARs deposits are from local customers and are not originated by deposit brokers but are considered brokered deposits by the FDIC. Additionally, we are limited in the rates we may pay on deposits.

As of March 31, 2011, we had $88.0 million of brokered deposits including $6.3 million of reciprocal CDARs deposits. Brokered deposits represented 12.77% of our total deposits as of March 31, 2011, and approximately $1.8 million of CDARs deposits and $7.6 million of brokered deposits mature within the next three months. A prolonged inability to roll over or raise funds through CDARs deposits or brokered deposits could have a material adverse impact on our liquidity.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	(Removed and Reserved)

Item 5.	Other Information.

None

Item 6.	Exhibits

Exhibit No.	Description

3.1	Articles of Amendment to Articles of Incorporation of the Registrant dated April 29, 2011.

31.1	Certification of Chief Executive Officer pursuant to Securities and Exchange Act Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities and Exchange Act Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 11th day of May 2011.

FLORIDA BANK GROUP, INC.

Date: May 11, 2011	By:	/S/ JOHN R. GARTHWAITE
John R. Garthwaite, Chief Financial Officer, Executive Vice President