Form 10-Q
period 2011-06-30
Florida Bank Group, Inc.
filed 2011-08-01
CIK 1370914

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from                      to

Commission File Number 000-53813

FLORIDA BANK GROUP, INC.

(Exact name of registrant as specified in its charter)

FLORIDA	20-8732828
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

201 N. Franklin Street, Suite 100, Tampa, Florida 33602

(Address of principal executive offices) (Zip Code)

(813) 367-5270

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Number of shares of Common Stock, $0.01 Par Value as of July 31, 2011:14,329,315.

FLORIDA BANK GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2011

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

FLORIDA BANK GROUP, INC.

Condensed Consolidated Balance Sheets

($ in thousands, except share amounts)

	June 30, 2011	December 31, 2010
Assets	(unaudited)
Cash and due from banks	$6,776	$4,618
Interest-bearing Deposits and Federal Funds Sold	45,111	35,683

Cash and cash equivalents	51,887	40,301

Securities available for sale	164,339	177,451
Loans, net of allowance for loan losses of $21,399 in 2011 and $20,830 in 2010	522,221	572,045
Federal Reserve Bank stock, at cost	1,379	2,781
Federal Home Loan Bank stock, at cost	4,937	5,032
Accrued interest receivable	2,031	2,475
Premises and equipment, net	25,278	25,815
Foreclosed real estate	6,442	7,018
Prepaid expenses and other assets	4,468	5,490

Total assets	$782,982	$838,408

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing demand	$81,986	$68,168
Interest-bearing demand	60,628	72,247
Savings	8,948	10,043
Money market	165,115	201,718
Time	345,582	360,158

Total deposits	662,259	712,334
Accrued expenses and other liabilities	4,316	4,768
Federal Home Loan Bank advances	67,700	67,700

Total liabilities	734,275	784,802

Stockholders’ equity:
Preferred Stock Series A, $.01 par value; $1,000 liquidation value; 20,471 shares outstanding in 2011 and 2010	20,471	20,471
Preferred Stock Series B, $.01 par value; $1,000 liquidation value; 1,024 shares outstanding in 2011 and 2010	1,024	1,024
Preferred Stock Series C, $.01 par value; $1,000 liquidation value; 5,107 shares outstanding in 2011	5,107	—
Preferred Stock—Discount	(627)	(730)
Common stock, $.01 par value, 250,000,000 and 50,000,000 shares authorized in 2011 and 2010, respectively, 14,341,898 shares issued in 2011 and 2010	143	143
Additional paid-in capital	152,061	150,817
Treasury stock (12,583 shares in 2011 and 2010), at cost	(164)	(164)
Accumulated deficit	(128,809)	(113,848)
Accumulated other comprehensive loss	(499)	(4,107)

Total stockholders’ equity	48,707	53,606

	$782,982	$838,408

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLORIDA BANK GROUP, INC.

Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss) (Unaudited)

($ in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Interest income:
Loans	$7,264	$8,664	$14,772	$17,228
Securities available for sale	1,102	1,114	2,204	2,073
Other interest-earning assets	67	65	133	126

Total interest income	8,433	9,843	17,109	19,427

Interest expense:
Deposits:
Demand	91	157	189	322
Savings	9	21	20	41
Money market	442	559	918	1,090
Time	1,915	2,547	3,916	5,174
Federal Home Loan Bank advances	737	793	1,444	1,623

Total interest expense	3,194	4,077	6,487	8,250

Net interest income before provision for loan losses	5,239	5,766	10,622	11,177
Provision for loan losses	5,740	8,500	13,494	11,941

Net interest expense after provision for loan losses	(501)	(2,734)	(2,872)	(764)

Noninterest income (expense):
Service charges on deposit accounts	224	245	438	465
Other service charges and fees	129	121	281	243
(Loss) gain on sale of securities available for sale	43	(38)	43	(38)
Other-than-temporary impairment of securities available for sale	—	(549)	—	(549)
Other	172	185	363	427

Total noninterest income (expense)	568	(36)	1,125	548

Noninterest expenses:
Salaries and employee benefits	2,639	3,904	5,425	7,495
Occupancy	1,160	1,385	2,335	2,736
Data processing	327	309	657	599
Stationary, printing and supplies	85	82	142	159
Business development	54	109	95	202
Insurance, including deposit insurance premium	561	513	1,295	1,004
Professional fees	300	576	620	913
Marketing	19	23	31	37
Federal Home Loan Bank advance prepayment penalties	2	—	2	41
(Gain) loss on sale of foreclosed real estate	(35)	135	4	135
Write-down of foreclosed real estate	127	600	414	642
Foreclosed real estate expense	123	134	203	186
Other	308	294	611	584

Total noninterest expense	5,670	8,064	11,834	14,733

Loss before income tax benefit	(5,603)	(10,834)	(13,581)	(14,949)
Income tax benefit (expense)	—	(4,053)	25	(5,602)

Net loss	(5,603)	(6,781)	(13,606)	(9,347)
Preferred stock dividend requirements and discount accretion	(1,582)	(330)	(1,912)	(659)

Net loss available to common stockholders	(7,185)	(7,111)	(15,518)	(10,006)
Other comprehensive income (loss):
Change in unrealized holding losses on securities available for sale	2,885	1,396	3,608	2,099

Comprehensive loss	$(4,300)	$(5,715)	$(11,910)	$(7,907)

Loss per common share:
Basic and Diluted	$(0.50)	$(0.50)	$(1.08)	$(0.70)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLORIDA BANK GROUP, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

For the Six Months Ended June 30, 2011 and 2010

($ in thousands, except share amounts)

	Preferred Stock								Common Stock			Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Series A		Series B			Series C			Shares	Amount	Additional Paid-in Capital
	Shares	Amount	Shares	Amount	Discount	Shares	Amount	Discount
Balance, December 31, 2010	20,471	$20,471	1,024	$1,024	$(730)	—	$—	$—	14,341,898	$143	$150,817	$(164)	$(113,848)	$(4,107)	$53,606
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(13,606)	—	(13,606)
Net Change in Unrealized Loss On Available-for- Sale Securities	—	—	—	—	—	—	—	—	—	—	—	—	—	3,608	3,608
Proceeds from issuance of 5,107 shares of Series C preferred stock	—	—	—	—	—	5,107	5,107	(1,252)	—	—	1,252	—	—	—	5,107
Preferred stock discount accretion	—	—	—	—	103	—	—	1,252	—	—	—	—	(1,355)	—	—
Preferred stock issuance costs	—	—	—	—	—	—	—	—	—	—	(8)	—	—	—	(8)

Balance, June 30, 2011	20,471	$20,471	1,024	$1,024	$(627)	5,107	$5,107	$—	14,341,898	$143	$152,061	$(164)	$(128,809)	$(499)	$48,707

Balance, December 31, 2009	20,471	$20,471	1,024	$1,024	$(935)	—	—	$—	14,341,898	$143	$150,817	$(164)	$(58,415)	$418	$113,359
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(9,347)	—	(9,347)
Net Change in Unrealized Gain On Available-for- Sale Securities, net of income taxes	—	—	—	—	—	—	—	—	—	—	—	—	—	2,099	2,099
Preferred stock dividend requirements and discount accretion	—	—	—	—	103	—	—	—	—	—	—	—	(659)	—	(556)

Balance, June 30, 2010	20,471	$20,471	1,024	$1,024	$(832)	—	$—	$—	14,341,898	$143	$150,817	$(164)	$(68,421)	$2,517	$105,555

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLORIDA BANK GROUP, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six months ended June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(13,606)	$(9,347)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	687	752
Amortization of deferred loan fees, net	(78)	(71)
Amortization of premium and discounts on securities, net	750	303
Provision for loan losses	13,494	11,941
Deferred income taxes	—	(5,602)
(Gain)/loss on sale of securities available for sale	(43)	38
Loss on sale of foreclosed real estate	4	135
Write-down of foreclosed real estate	414	642
Other-than-temporary impairment of securities available for sale	—	549
Decrease (increase) in accrued interest receivable	444	(126)
Decrease in prepaid expenses and other assets	1,022	540
(Decrease) increase in accrued expenses and other liabilities	(463)	5,553
Increase (Decrease) in official checks	11	(18)

Net cash provided by operating activities	2,636	5,289

Cash flows from investing activities:
Net decrease in loans	36,290	2,409
Proceeds from maturities, calls and repayments of securities available for sale	16,013	13,918
Purchase of securities available for sale	—	(58,250)
Proceeds from sale of foreclosed real estate	276	7,182
Redemption of Federal Reserve Bank stock	1,402	421
Redemption of Federal Home Loan Bank stock	95	—
Net acquisition of premises and equipment	(150)	(667)

Net cash provided by (used in) investing activities	53,926	(34,987)

Cash flows from financing activities:
Net (decrease) increase in deposits	(50,075)	39,746
Net decrease in Federal Home Loan Bank advances	—	(4,000)
Preferred Stock Issued , net of issuance costs	5,099	—
Preferred stock dividend requirements	—	(556)

Net cash (used in) provided by financing activities	(44,976)	35,190

Net increase in cash and cash equivalents	11,586	5,492
Cash and cash equivalents at beginning of period	40,301	29,361

Cash and cash equivalents at end of period	$51,887	$34,853

(Continued)

FLORIDA BANK GROUP, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited), Continued

(In thousands)

	Six months ended June 30,
	2011	2010
Supplemental cash flow information:
Cash paid during the period for -
Interest	$6,578	$8,409

Noncash transactions:
Accumulated other comprehensive loss, change in unrealized gains (losses) on securities available for sale, net of income taxes in 2010	$3,608	$2,099

Transfer of loans to foreclosed real estate	$118	$5,575

Transfer of foreclosed real estate to loans	$—	$2,880

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

In the opinion of management, the condensed consolidated financial statements contain all adjustments, which are those of a recurring nature, and disclosures necessary to present fairly the financial position of the Company as of June 30, 2011 and the results of operations and cash flows for the interim periods presented . The results of operations for the interim periods presented are not necessarily indicative of results that may be expected for the entire year or any other interim period.

Note 2 – Securities Available for Sale.

The amortized cost and related market value of investment securities available-for-sale were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At June 30, 2011
Mortgage-backed securities	$164,325	$395	$(886)	$163,834
Mutual funds	513	—	(8)	505

Total	$164,838	$395	$(894)	$164,339

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At December 31, 2010
Mortgage-backed securities	$181,053	$134	$(4,228)	$176,959
Mutual funds	505	—	(13)	492

Total	$181,558	$134	$(4,241)	$177,451

Gross proceeds from the sale of securities classified as available for sale were $7.4 million for the six months ended June 30, 2011 and resulted in gross gains of $43 and no losses. Gross proceeds from the sale of securities classified as available for sale was approximately $132.7 million for the year ended December 31, 2010 and resulted in gains of $3.3 million and gross losses of $0.3 million.

The following tables classify those securities in an unrealized loss position at June 30, 2011 and December 31, 2010, based upon length of time in a continuous loss position. The tables show the current fair value of the securities and the amount of unrealized loss for each category of investment:

	As of June 30, 2011
	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Mortgage-backed securities	$886	$114,267	$—	$—
Mutual funds	8	505	—	—

	$894	$114,772	$—	$—

	As of December 31, 2010
	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Mortgage-backed securities	$4,228	$167,130	$—	$—
Mutual funds	13	492	—	—

	$4,241	$167,622	$—	$—

The unrealized losses on investment securities available for sale were caused by market conditions. It is expected that the securities will not be settled at a price less than the par value of the investments. The Company plans to hold the securities for a period of time sufficient for the fair value of the securities to recover and it is not more likely than not that it will be required to sell the securities before recovery of their amortized cost basis. The losses are therefore not considered other-than-temporary at June 30, 2011.

Currently the Company has no investment securities with unrealized losses greater than 12 months. However, when such losses occurred in the past or should such losses occur in the future, management utilizes various resources, including input from independent third party firms to perform an analysis of expected future cash flows. Investment securities classified as available-for-sale or held-to-maturity are generally evaluated for OTTI by management at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation, under the provisions of ASC 320-10, Investments—Debt and Equity Securities. In determining OTTI, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

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

The table below provides a cumulative roll forward of credit losses through the six months ended June 30, 2011, relating to the Company’s available for sale debt securities:

Balance at, January 1, 2011	$540
Additions for credit losses on securities not previously impaired	—
Reductions for securities sold during the period	—

Balance at, June 30, 2011	$540

Note 3 – Loans

The components of loans were as follows:

	As of
	June 30, 2011	December 31, 2010
Commercial	$40,446	$47,475
Commercial Real Estate	304,551	329,487
Residential Real Estate	187,190	203,488
Consumer Loans	11,732	12,879

	543,919	593,329
Less:
Net deferred fees	(299)	(454)
Allowance for loan losses	(21,399)	(20,830)

Loans, Net	$522,221	$572,045

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

The general component covers all other loans and is based on historical loss experience adjusted for qualitative factors. The historical loss component of the allowance is determined by losses over the preceding four quarters. This is supplemented by the risks for each portfolio segment. Risk factors impacting loans in each of the portfolio segments include: consideration of the reliability of the bank’s loan grading system, the volume of criticized loans, concentrations of credit, the current level of past due and non performing loans, past loan experience, evaluation of probable losses in the Bank’s loan portfolio, including adversely classified loans, and the impact of market conditions on loan and collateral valuations and collectability. Large groups of smaller homogeneous loans are collectively evaluated for impairment.

Credit Exposure and Quality Indicators

The Company has divided the loan portfolio into four portfolio segments, each with different risk characteristics and methodologies for assessing risk. The portfolio segments identified by the Company are Commercial, Commercial Real estate, Residential Real Estate and Consumer Loans. The risk characteristics of each loan portfolio segment are as follows:

Commercial. Commercial loans are primarily based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. The cash flows of borrowers, however, may not be as expected and the collateral securing these loans may fluctuate in value. Most commercial loans are secured by the assets being financed or other business assets, such as accounts receivable or inventory for equipment, and may include a personal guarantee of the owners. Some short-term loans may be made on an unsecured basis.

Commercial Real Estate. Commercial real estate loans are underwritten based upon standards set forth in policies approved by the company’s board of directors (the “Board”). These loans consist of loans to finance construction, real estate purchases, expansion and improvements to commercial properties. These loans are secured by first liens on office buildings, churches, apartments, warehouses, manufacturing facilities, retail and mixed use properties located within the market area. The Company’s underwriting analysis includes credit verification, independent appraisals, a review of the borrower’s financial condition, and a detailed analysis of the borrower’s underlying cash flows. Commercial real estate loans are usually larger than residential loans and involve greater credit risk. The Company carefully monitors construction loans with third-party inspections and requires the receipt of lien waivers on funds advanced. The repayment of commercial real estate loans largely depends on the results of operations and management of these properties.

Residential Real Estate. Residential real estate loans are underwritten in accordance with policies set forth and approved by the Board, including repayment capacity and source, value of the underlying property, credit history and stability. Residential real estate loans include 1-4 family primary, secondary and investment properties, 1-4 family single family construction loans (owner occupied) and multi-family housing. These loans are approved based on an analysis of the borrower and guarantor, the viability of the project and on an acceptable percentage of the appraised value of the property. The Company carefully monitors the construction loans with on-site third-party inspections and requires the receipt of lien waivers on funds advanced.

Consumer Loans. Consumer loans are those loans for personal, family, household purposes or personal investment purposes rather than business, commercial, or agriculture purposes. Consumer credits are to be evaluated on the basis of the borrower’s job, stability, income, capital, and collateral. They include loans extended for various purposes, including automobile purchases, home improvements, lines of credit, personal loans, and home equity loans. Repayment of these loans is primarily dependent on the personal income of the borrowers, which can be impacted by economic conditions in their market areas such as unemployment levels. Loans to consumers are extended after a credit evaluation, including the creditworthiness of the borrower(s), the purpose of the credit, and the source of repayment. Consumer loans are made at fixed and variable interest rates. Risk is mitigated by the fact that the loans are of smaller individual amounts and spread over a large number of borrowers.

An analysis of the changes in the allowance for loan losses for the three and six month periods ended June 30, 2011 and 2010 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Balance At Beginning Of Period	$21,296	$23,491	$20,830	$21,342
Charge-Offs	(6,301)	(6,871)	(13,891)	(8,190)
Recoveries	664	425	966	452
Provision For Loan Losses	5,740	8,500	13,494	11,941

Balance At End Of Period	$21,399	$25,545	$21,399	$25,545

The following table sets forth the changes in the allowance and an allocation of the allowance by loan category as of June 30, 2011. The allocation of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off. The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component covers non-impaired loans and is based on historical loss experience adjusted for current economic factors described above.

	At June 30, 2011
	Commercial	Commercial Real Estate	Residential Real Estate	Consumer Loans	Total
Allowance for credit losses:

Three Months Ending June 30, 2011
Balance at beginning of period	$1,202	$14,815	$5,019	$260	$21,296
Charge-offs	(1,270)	(2,368)	(1,567)	(1,096)	(6,301)
Recoveries	7	284	373	—	664
Provision for loan losses	1,920	1,999	714	1,107	5,740

Balance at end of period	$1,859	$14,730	$4,539	$271	$21,399

Six Months Ending June 30, 2011
Balance at beginning of period	$868	$15,518	$4,232	$212	$20,830
Charge-offs	(1,785)	(6,297)	(4,522)	(1,287)	(13,891)
Recoveries	112	397	450	7	966
Provision for loan losses	2,664	5,112	4,379	1,339	13,494

Balance at end of period	$1,859	$14,730	$4,539	$271	$21,399

Ending balance: individually evaluated for impairment	$491	$9,162	$1,534	$60	$11,247

Ending balance: collectively evaluated for impairment	$1,368	$5,568	$3,005	$211	$10,152

Loans:
Ending balance	$40,446	$304,551	$187,190	$11,732	$543,919

Ending balance: individually evaluated for impairment	$1,883	$42,008	$16,884	$2,352	$63,127

Ending balance: collectively evaluated for impairment	$38,563	$262,543	$170,306	$9,380	$480,792

	At December 31, 2010
	Commercial	Commercial Real Estate	Residential Real Estate	Consumer Loans	Total
Allowance for credit losses:

Balance at beginning of year	$2,136	$13,081	$5,393	$732	$21,342
Charge-offs	(4,563)	(16,420)	(6,965)	(1,258)	(29,206)
Recoveries	365	6	133	—	504
Provision for loan losses	2,930	18,851	5,671	738	28,190

Balance at end of year	$868	$15,518	$4,232	$212	$20,830

Ending balance: individually evaluated for impairment	$225	$7,870	$1,692	$103	$9,890

Ending balance: collectively evaluated for impairment	$643	$7,648	$2,540	$109	$10,940

Loans:
Ending balance	$47,475	$329,487	$203,488	$12,879	$593,329

Ending balance: individually evaluated for impairment	$1,573	$36,468	$18,784	$3,258	$60,083

Ending balance: collectively evaluated for impairment	$45,902	$293,019	$184,704	$9,621	$533,246

Loan Impairment and Credit Losses.

The following is an analysis of impaired loans as of June 30, 2011 and December 31, 2010.

	At June 30, 2011			Three Months Ended 6/30/2011		Six Months Ended 6/30/2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:(1)
Commercial	$1,319	$8,179	$—	$1,244	$76	$1,273	$140
Commercial Real Estate	17,478	27,026	—	18,633	177	16,873	374
Residential Real Estate	10,647	17,210	—	10,627	165	10,279	292
Consumer Loans	2,247	4,096	—	2,314	74	2,169	127

Total	$31,691	$56,511	$—	$32,817	$492	$30,594	$933

With an allowance recorded:
Commercial	$564	$616	$491	$758	$—	$545	$—
Commercial Real Estate	24,530	27,293	9,162	19,872	219	23,681	314
Residential Real Estate	6,237	6,413	1,534	5,848	71	6,020	122
Consumer Loans	105	110	60	87	—	101	—

Total	$31,436	$34,432	$11,247	$26,564	$290	$30,347	$436

Total	$63,127	$90,943	$11,247	$59,381	$782	$60,941	$1,369

(1)	Includes loans with partial charge-offs of $20,482 with net carrying values of $26,203 at June 30, 2011.

	At December 31, 2010			Full Year 2010
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:(2)
Commercial	$1,212	$5,068	$—	$1,090	$282
Commercial Real Estate	16,278	26,612	—	14,650	1,138
Residential Real Estate	13,506	19,185	—	12,155	584
Consumer Loans	3,032	4,032	—	2,729	156

Total	$34,028	$54,897	$—	$30,624	$2,160

With an allowance recorded:
Commercial	$362	$368	$225	$326	$17
Commercial Real Estate	20,190	23,502	7,870	18,171	359
Residential Real Estate	5,277	5,571	1,692	4,749	139
Consumer Loans	226	226	103	203	14

Total	$26,055	$29,667	$9,890	$23,449	$529

Total	$60,083	$84,564	$9,890	$54,073	$2,689

(2)	Includes loans with partial charge-offs of $20,459 with net carrying values of $29,647 at December 31, 2010.

All loans are considered collateral dependent as of June 30, 2011 and December 31, 2010.

Nonaccrual Loans

The following is an analysis of nonaccrual loans as of June 30, 2011:

	Recorded Investment	Unpaid Principal Balance
Commercial	$1,883	$8,794
Commercial Real Estate	$35,766	48,077
Residential Real Estate	$12,421	19,159
Consumer Loans	$2,351	4,207

Total	$52,421	$80,237

The following is an analysis of nonaccrual loans as of December 31, 2010:

	Recorded Investment	Unpaid Principal Balance
Commercial	$1,573	$5,436
Commercial Real Estate	33,907	47,552
Residential Real Estate	18,506	24,478
Consumer Loans	3,071	4,071

Total	$57,057	$81,537

The tables below summarize the payment status of loans in our total loan portfolio, including an aging of delinquent loans and loans 90 days or more past due and the credit quality of the Company’s loan portfolio. The delinquency aging includes all past due loans, both performing and nonperforming, as of June 30, 2011 and December 31, 2010:

As of June 30, 2011

	30-59 Days	60-89 Days	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
Commercial	$303	$561	$1,883	$2,747	$37,699	$40,446	$—
Commercial Real Estate	1,096	1,122	35,766	37,984	266,567	304,551	—
Residential Real Estate	3,422	—	12,421	15,843	171,347	187,190	—
Consumer Loans	86	65	2,351	2,502	9,230	11,732	—

Total	$4,907	$1,748	$52,421	$59,076	$484,843	$543,919	$—

As of December 31, 2010

	30-59 Days	60-89 Days	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
Commercial	$907	$861	$1,573	$3,341	$44,134	$47,475	$—
Commercial Real Estate	7,156	2,205	33,907	43,268	286,219	329,487	—
Residential Real Estate	3,294	662	18,506	22,462	181,026	203,488	—
Consumer Loans	455	210	3,071	3,736	9,143	12,879	—

Total	$11,812	$3,938	$57,057	$72,807	$520,522	$593,329	$—

The credit quality of the loan portfolio at June 30, 2011 based on internally assigned grades follows:

Risk Rating	Commercial	Commercial Real Estate	Residential Real Estate	Consumer Loans	Total	% of Total
Pass	$30,584	$222,350	$150,484	$8,117	$411,535	75.7%
Special mention	1,783	20,913	3,914	3	26,613	4.9%
Substandard	6,196	25,522	20,371	1,261	53,350	9.8%
Substandard Non-Accrual	1,883	35,766	12,196	2,351	52,196	9.6%
Doubtful/Loss	—	—	225	—	225	0.0%

Total	$40,446	$304,551	$187,190	$11,732	$543,919	100.0%

Internally assigned loan grades are defined as follows:

•	Pass—Loan’s primary source of repayment is satisfactory, with secondary sources very likely to be realized if necessary.

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

A summary of the notional amounts of the Company’s financial instruments at June 30, 2011, with off-balance-sheet risk was as follows:

Contract Amount
Unfunded loan commitments	$2,453

Unused lines of credit	$54,338

Standby letters of credit	$283

To help meet the funding needs noted above, the Company as available borrowing capacity from various sources including lines of credit with the FHLB. As of June 30, 2011, the Company had $32.6 million of letters of credit with the FHLB.

Note 5 – Stock-Based Compensation Plan

Certain key employees and directors of the Company have options to purchase shares of the Company’s common stock under its 2005 Stock Option Plan (the “Plan”) as amended. Under the plan, the total number of shares which may be issued shall not exceed 1,700,000. Stock options are issued at the fair value of the common stock on the date of grant and expire ten years from grant date. Stock options vest over a three year period. In 2008, the Company accelerated the vesting of all stock options and at December 31, 2008 all stock options became fully vested and no stock options have been granted since 2008. There were no options exercised during the six months ended June 30, 2011 and 2010. At June 30, 2011, 1,059,803 shares remain available for grant under the plan. A summary of stock option transactions follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Intrinsic Value
Outstanding at December 31, 2010	539,250	$15.57
Options forfeited	(73,000)	$14.58

Outstanding and exercisable at June 30, 2011	466,250	$15.73	5.53	—

Note 6 – Restricted Stock Plan

During 2010, the Company adopted a 2010 Restricted Stock Plan (the “Plan”). Under the Plan, the Company may issue a maximum 750,000 with a maximum of 75,000 that can be granted to independent directors and a maximum of 350,000 shares to be granted in any one calendar year. No shares have been issued under the Plan.

Note 7 – Unregistered Sale of Equity Securities

On June 30, 2011 the Company closed a private placement offering resulting in the issuance of 5,107 shares of its Non-Cumulative Perpetual Series C Preferred Stock (“Series C Preferred Stock”) to accredited investors for an aggregate purchase price of $5.1 million in cash consideration, or $1,000 per share.

The holders of Series C Preferred Stock are entitled to receive for each share of Series C Preferred Stock such non-cumulative dividends if, as, and when declared by the Board of Directors out of funds legally available for such dividends. However, the payment of any dividend on the Series C Preferred Stock is subject to the prior approval of the Federal Reserve Bank of Atlanta and the Director of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System. The shares of Series C Preferred Stock have no stated dividend rates.

The Series C Preferred Stock may be converted at the election of a holder at any time and from time to time, into shares of Common Stock after December 31, 2011. The Series C Preferred Stock shall be automatically converted into shares of Common Stock upon the earlier of (i) the closing of a Qualified Private Offering, or (ii) the closing of a Qualified Public Offering. A “Qualified Private Offering” means the closing of a private placement of shares of Common Stock with minimum proceeds of $50,000,000 by December 31, 2011. A “Qualified Public Offering” means the closing of an offering of shares of Common Stock registered in accordance with the provisions of the Securities Act of 1933, as amended. The conversion price for the shares of Preferred Stock will be equal to the price per share at which shares of common stock are sold in a Qualified Private Offering. If the Company does not close a Qualified Private Offering on or before December 31, 2011, then the Conversion Price thereafter will be equal to 50% of the tangible common stock book value per share as of the end of the calendar quarter prior to conversion, subject to a 10% annualized reduction from the date of issuance to the date of conversion.

The purchasers of the shares of Series C Preferred Stock also received a non-transferable stock purchase warrant (the “Warrant”) that is immediately exercisable for 1,250 shares of Company common stock at $0.01 per share for each share of Series C Preferred Stock purchased. The Warrant may be exercised at any time, and from time to time, in whole or in part before March 31, 2012. The Warrant also is mandatorily exercisable upon the occurrence of any one of the following events (which event must occur before March 31, 2012): (a) the closing of (i) a Qualified Private Offering, (ii) a Qualified Public Offering, or (iii) a Change in Control, (b) the complete redemption of the shares of Series C Preferred Stock held by a holder, or (c) liquidation or dissolution of the Company. Any unexercised portion of the warrant will expire on March 31, 2012.

The $5.1 million proceeds from the sale of the Series C Preferred Stock were allocated between the Series C Preferred Stock and the Warrants based on the ratio of the estimated fair value of the Warrants to the aggregate estimated fair value of both the Series C Preferred Stock and the Warrants. The value of the Warrants was computed to be $1.7 million using the Black-Scholes model with the following inputs: current stock price of $0.27; expected dividend yield of 0.00%; expected stock volatility of 16.5%; risk-free interest rate of .10% and expected life of 0.5 years. The allocation of the $5.1 million of proceeds to the Warrants was recorded as a “preferred stock discount” against the Preferred Shares, with a corresponding and equal entry to additional paid in capital in the amount of $1.3 million computed as follows ($1.7 million divided by the sum of ($5.1 million plus $1.7 million) multiplied by the transaction proceeds of $5.1 million). This discount is fully amortized as of June 30, 2011 and increases the net loss available to common stockholders. Management estimated a common stock price for the sole and limited purpose of allocating the fair value of the Warrants and Preferred Shares. Since our common stock is not actively traded, management estimated the stock price by applying the median quoted price to book value multiples of a population of publicly traded, Florida based banks which had the following characteristics: assets between $200 million and $2 billion; nonperforming assets divided by tangible equity capital and loan loss reserves between 50% and 200%; not involved in a pending merger or recapitalization transaction. There can be no assurance that this stock price would represent the price at which the shares trade in the marketplace and there is no assurance that shares of our common stock could be bought or sold at that price.

Note 8 – Fair Value of Financial Instruments

The estimated fair values of the Company’s financial instruments were as follows:

	At June 30, 2011		At December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$51,887	$51,887	$40,301	$40,301
Available-for-sale securities	164,339	164,339	177,451	177,451
Loans, net	522,221	534,088	572,045	585,278
Federal Home Loan Bank Stock	4,937	4,937	5,032	5,032
Federal Reserve Bank Stock	1,379	1,379	2,781	2,781
Accrued interest receivable	2,031	2,031	2,475	2,475
Financial liabilities:
Deposits	$662,259	$668,339	$712,334	$717,942
Federal Home Loan Bank Advances	67,700	75,054	67,700	75,782
Accrued interest payable	810	810	901	901

Financial assets subject to fair value measurements on a recurring basis are as follows:

	Fair Value Measurements at June 30, 2011 Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of June 30, 2011:
Available for sale securities	$164,339	$—	$164,339	$—

	Fair Value Measurements at December 31, 2010 Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2010:
Available for sale securities	$177,451	$—	$177,451	$—

No securities were transferred in or out of level 1, 2, or 3 during the first six months of 2011 or during the year end 2010.

Impaired collateral-dependent loans are carried at fair value when the current collateral value is lower than the carrying value of the loan. Foreclosed real estate is carried at fair value less estimated selling costs. Those impaired collateral-dependent loans and foreclosed real estate at June 30, 2011, which are measured at fair value on a nonrecurring basis are as follows:

	Fair Value	Level 1	Level 2	Level 3	Total Losses	Losses Recorded in Operations For the Six Months Ended June 30, 2011
As of June 30, 2011:
Impaired loans (1)
Commercial	$1,254	$—	$—	$1,254	$4,138	$594
Commercial Real Estate	29,413	—	—	29,413	21,954	6,630
Residential Real Estate	13,455	—	—	13,455	7,612	3,866
Consumer Loans	2,270	—	—	2,270	2,229	1,218

Total	$46,392	$—	$—	$46,392	$35,933	$12,308

Foreclosed real estate	$6,442	$—	$—	$6,442	$847	$398

(1)	Loans with a total carrying value of $5.5 million were measured for impairment using Level 3 inputs and had fair values in excess of carrying values.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and percentages (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of June 30, 2011, that the Company and the Bank met all capital adequacy requirements to which they were subject.

As of June 30, 2011, the most recent notification from the regulatory authorities categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage percentages as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category. The Company’s and the Bank’s actual capital amounts and percentages are also presented in the following table:

	Actual		For Capital Adequacy Purposes		For Well Capitalized Purposes
As of June 30, 2011:	Amount	%	Amount	%	Amount	%

Total Capital to Risk-Weighted Assets:
Consolidated	$56,046	10.51%	$42,655	8.00%	N/A	N/A
Bank	54,947	10.31%	42,646	8.00%	$53,307	10.00%

Tier One Capital to Risk-Weighted Assets
Consolidated	$44,098	8.27%	$21,327	4.00%	N/A	N/A
Bank	48,102	9.02%	21,323	4.00%	$31,984	6.00%

Tier One Capital to Average Assets
Consolidated	$44,098	5.41%	$32,608	4.00%	N/A	N/A
Bank	48,102	5.90%	32,607	4.00%	$40,759	5.00%

	Actual		For Capital Adequacy Purposes		For Well Capitalized Purposes
As of December 31, 2010:	Amount	%	Amount	%	Amount	%
Total Capital to Risk-Weighted Assets:
Consolidated	$65,242	11.06%	$47,204	8.00%	N/A	N/A
Bank	64,854	10.98%	47,265	8.00%	$59,082	10.00%

Tier One Capital to Risk-Weighted Assets
Consolidated	$57,700	9.78%	$23,602	4.00%	N/A	N/A
Bank	57,303	9.70%	23,633	4.00%	$35,449	6.00%

Tier One Capital to Average Assets
Consolidated	$57,700	6.46%	$35,702	4.00%	N/A	N/A
Bank	57,303	6.48%	35,387	4.00%	$44,234	5.00%

Note 10 – Loss Per Common Share

Basic and diluted loss per share of common stock has been computed based on the weighted-average number of shares of common stock outstanding of 14,329,315 during the three and six months ended June 30, 2011 and 2010. Basic and diluted loss per share is the same for these interim periods because of the Company’s net loss position.

Note 11 – Recent Accounting Standards Update

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-05, “Presentation of Comprehensive Income” (ASU 2011-05”), which eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Under ASU 2011-05, an entity can elect to present items of net income and other comprehensive income in one continuous statement—referred to as the statement of comprehensive income—or in two separate, but consecutive, statements. Each component of net income and each component of other comprehensive income, together with totals for comprehensive income and its two parts—net income and other comprehensive income, would need to be displayed under either alternative. The statement(s) would need to be presented with equal prominence as the other primary financial statements. ASU 2011-05 is effective as of the beginning of a fiscal year that begins after December 15, 2011 and interim and annual periods thereafter. The Company is currently assessing the impact of ASU 2011-05 on its financial statements and disclosures.

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” to substantially converge the guidance in U.S. GAAP and IFRS on fair value measurements and disclosures. The amended guidance changes several aspects of the fair value measurement guidance in FASB Accounting Standards Codification™ (ASC) 820, Fair Value Measurement, including the following provisions:

•	Application of the concepts of highest and best use and valuation premise

•	Introduction of an option to measure groups of offsetting assets and liabilities on a net basis

•	Incorporation of certain premiums and discounts in fair value measurements

•	Measurement of the fair value of certain instruments classified in shareholders’ equity

In addition, the amended guidance includes several new fair value disclosure requirements, including, among other things, information about valuation techniques and unobservable inputs used in Level 3 fair value measurements and a narrative description of Level 3 measurements’ sensitivity to changes in unobservable inputs. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011. The Company is currently assessing the impact of ASU 2011-04 on its financial statements and disclosures.

In April 2011, the FASB issued ASU No. 2011-03, “Reconsideration of Effective Control for Repurchase Agreements” (“ASU 2011-03”), which revises the criteria for assessing effective control for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. The determination of whether the transfer of a financial asset subject to a repurchase agreement is a sale is based, in part, on whether the entity maintains effective control over the financial asset. ASU 2011-03 removes from the assessment of effective control: the criterion requiring the transferor to have the ability to repurchase or redeem the financial asset on substantially the agreed terms, even in the event of default by the transferee, and the related requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets. The amendments in ASU 2011-03 will be effective for interim and annual reporting periods beginning on or after December 15, 2011, early adoption is prohibited, and the amendments will be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. The Company is currently assessing the impact of ASU 2011-03 on its financial statements and disclosures.

In April 2011, the FASB issued ASU No. 2011-02 “Receivables (Topic 310)—A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.” ASU 2011-02 clarifies whether loan modifications constitute troubled debt restructuring. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties. ASU 2011-02 is effective for the first interim and annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. The Company is currently assessing the impact of ASU 2011-02 on its financial statements and disclosures.

In December 2010, the FASB issued ASU No. 2010-29 "Business Combinations (Topic 805)—Disclosure of Supplementary Pro Forma Information for Business Combinations." If a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. ASU 2010-29 also expands the supplementary pro forma disclosures. ASU 2010-29 was effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. ASU 2010-29 will only affect the Company if there are future business combinations.

Note 12 – Regulatory Agreement

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

The Company took all the necessary actions to promptly address the requirements of the Regulatory Agreement and as of June 30, 2011, it was compliant with these requirements.

Prior to the payment of dividends on the Company’s preferred stock issued under the U.S. Treasury Department’s Capital Purchase Program (CPP Dividends), it must request and be granted approval by the FRB. The Company has not paid dividends on its preferred stock for the last two quarters as a result of its agreement with the FRB that the Company will not pay any cash dividends without prior approval from the FRB. At June 30, 2011, the Company had $979 in unpaid dividends owing on its preferred stock. To date, the Company has deferred two quarterly dividend payments. If the Company misses six quarterly dividend payments, whether or not consecutive, the U.S. Treasury will have the right to appoint two directors and/or observers to the Company’s Board of Directors until all accrued and unpaid dividends have been paid.

Florida Bank Group, Inc.

Review by Independent Registered Public Accounting Firm

Hacker, Johnson & Smith PA, the Company’s independent registered public accounting firm, has made a limited review of the financial data as of June 30, 2011, and for the three and six month periods ended June 30, 2011 and 2010 presented in this document, in accordance with standards established by the Public Company Accounting Oversight Board.

The report of Hacker, Johnson & Smith PA, furnished pursuant to Article 10 of Regulation S-X, is included on the following page herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Florida Bank Group, Inc.

Tampa, Florida:

We have reviewed the accompanying condensed consolidated balance sheet of Florida Bank Group, Inc. (the “Company”) as of June 30, 2011 and the related condensed consolidated statements of operations and other comprehensive income (loss) for the three and six month periods ended June 30, 2011 and 2010, and the related condensed consolidated statements of changes in stockholders’ equity and cash flows for the six month periods ended June 30, 2011 and 2010. These interim condensed consolidated financial statements are the responsibility of the Company’s management.

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

August 1, 2011

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

In this Quarterly Report on Form 10-Q, we may refer to Florida Bank Group, Inc. as the “Holding Company,” and to Florida Bank as the “Bank”. Collectively, we may refer to the Holding Company and the Bank as “we,” “us,” or “our”.

Business Overview

We are a bank holding company under the Bank Holding Company Act of 1956, as amended, headquartered in Tampa, Florida. We were incorporated on January 12, 2007, under the laws of the State of Florida. We are the sole shareholder of Florida Bank, a Florida chartered commercial bank that provides a wide range of business and consumer financial services in its target marketplace. The Bank currently operates 14 banking offices located in Hillsborough, Pinellas, Duval, St. Johns, Manatee and Leon counties, Florida. As of June 30, 2011, we had $783.0 million in total assets, including $522.2 million in net loans, and $662.3 million in deposits.

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

We focus on increasing the number of customer relationships and, ultimately, deposits, loans and profitability. Organic strategies include taking advantage of customer dislocation in the market place created by other banks’ operating limitations and customer dissatisfaction. We are also placing increased focus on our retail operations. We have retail strategies in place to drive more business through our branch infrastructure. More specifically, we have invested in new technology that will enable us to streamline our processing of consumer loans which should result in the offering of a more competitive product. We have also initiated new programs to increase low cost deposits. We believe these initiatives in the retail area will result in overall loan and deposit growth over the next few quarters.

QUARTERLY PERFORMANCE OVERVIEW AND HIGHLIGHTS

•

On June 30, 2011, we closed a private placement offering resulting in the issuance of 5,107 shares of Preferred Stock to accredited investors for $5.1 million in addition capital. For a more detail discussion, see our “Liquidity and Capital Resources” discussion in the latter part of this document.

•

We continued the trend of lowering our operating costs as our noninterest expenses for the second quarter of 2011 were down $0.5 million from the first quarter ended March 31, 2011 and down $2.4 million from the second quarter ended June 30, 2010, reflecting decreases in salaries and employee benefits, professional fees and a reduction in expenses related to foreclosed real estate. See below for further discussion.

•

Our provision for loss for the three months ended June 30, 2011 was down $2.0 million from the prior quarter ended March 31, 2011 and down $2.7 million compared to the three month period ended June 30, 2010. The provision was $5.7 million, $7.8 million and $8.5 million for the quarters ended June 30, 2011, March 31, 2011 and June 30, 2010, respectively.

•

Our noninterest income for the second quarter of 2011 reflects a favorable change of $0.6 million over the same period in 2010, primarily as a result of a $0.5 million other-than-temporary impairment of securities available for sale recorded in the second quarter of 2010 not repeated in 2011.

•

Our loss before income tax benefit for the three months ended June 30, 2011 was down $5.2 million from the 2010 period. The decrease was mostly driven by our decreased provision for loan losses and lower noninterest expense.

•

As of June 30, 2011, total assets were $783.0 million compared to $838.4 million at December 31, 2010, a decrease of $55.4 million or 6.6%. The notable decreases in assets reflect decreases of $49.8 million in net loans, $13.1 million in investment securities and $1.4 million in Federal Reserve Bank stock offset in part by an $11.6 million increase in cash and cash equivalents. The reduction in the net loan balance reflects a combination of decreased loan demand, loan payoffs and loan charge offs and the decrease in investment securities is attributable to sales and repayments.

•

As of June 30, 2011, the allowance for loan losses was 3.9% of total loans and represented 40.8% of non-performing loans compared to 3.5% of total loans and representing 36.5% of non-performing loans at December 31, 2010.

•

We had a $13.8 million increase in non-interest bearing demand deposits during the six month period ending June 30, 2010. However, our total deposits, as of June 30, 2011, were down $50.1 million or 7.0% compared to December 31, 2010. This decrease included decreases in money market deposits of $36.6 million, interest-bearing demand and savings deposits of $12.7 million and time deposits of $14.6 million.

RESULTS OF OPERATIONS

Summary of Results of Operation for the Three Months Ended June 30, 2011 and 2010

Following is a condensed operations summary for the three months ended June 30, 2011 and 2010 (in thousands, except per share amounts):

	For the Three Months Ended
	June 30, 2011	June 30, 2010	2011 vs. 2010	Change %
Interest Income	$8,433	$9,843	$(1,410)	-14.3%
Interest Expense	3,194	4,077	(883)	-21.7%

Net Interest Income	5,239	5,766	(527)	-9.1%
Provision for Loan Losses	5,740	8,500	(2,760)	-32.5%
Noninterest income (expense)	568	(36)	604	-1677.8%
Noninterest expenses	5,670	8,064	(2,394)	-29.7%

Loss before income tax benefit	(5,603)	(10,834)	5,231	-48.3%
Income tax benefit	—	(4,053)	4,053	-100.0%

Net Loss	(5,603)	(6,781)	1,178	-17.4%
Preferred stock dividend and discount accretion	(1,582)	(330)	(1,252)	0.0%

Net loss available to common stockholders	$(7,185)	$(7,111)	$(74)	1.0%

Loss per common share - basic and diluted	$(0.50)	$(0.50)	$(0.00)	0.0%

Selected Operating Ratios:
Return on Average Assets	-3.54%	-3.31%
Return on Average Equity	-62.03%	-27.99%
Equity to Assets Ratio	6.22%	13.14%

Net Loss

The factors affecting the $1.2 million decrease in net loss are displayed in the table above. A more detailed discussion of each major component of our financial performance is provided below.

Net Interest Income

Net interest income represents our single largest source of earnings and is the amount by which interest income on interest-earning assets exceeds interest expense incurred on interest-bearing liabilities. Net interest income is the largest component of our income, and is affected by the interest rate environment and the volume and the composition of interest-earning assets and interest-bearing liabilities. Our interest-earning assets include loans, federal funds sold, interest-bearing deposits at the FRB and in other banks and investment securities. Our interest-bearing liabilities include customer deposit and advances from the FHLB.

The decrease in our net interest income was mostly due to a decrease in loan balances, primarily resulting from accelerated loan payoffs and a decrease in loan demand. Partially offsetting this decrease was a decrease in our interest expense, which was mostly the result of decreases in our deposit rates, primarily related to time deposits which were repriced at a much lower rate. Time deposits carry a fixed rate of interest to maturity and most of our borrowings provide for a fixed rate of interest until maturity or conversion date. The average balance and interest rate paid on time deposits for the three month period ended June 30, 2011, was $361.7 million and 2.12% respectively, compared to an average balance and interest paid of $357.2 million and 2.86%, respectively, for the same period in 2010. In addition, we reduced our interest expense on borrowings through the early retirement and restructuring of certain higher cost advances from the FHLB.

The decrease in interest on loans was primarily the result a reduction in our average loan balances and the effects of an $8.4 million increase in the balance of non-accruing loans at June 30, 2011 compared to the same period in 2010. Average loan balances were $559.9 million at June 30, 2011, a decrease of $79.1 million from the average loan balance at June 30, 2010.

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

($ in thousands)

	June 30, 2011			June 30, 2010
	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS
Loans	$559,861	$7,264	5.20%	$638,928	$8,664	5.44%
Securities available for sale	171,565	1,102	2.58%	128,707	1,114	3.47%
Other interest-earning assets	53,128	67	0.51%	31,994	65	0.81%

Total Earning Assets	784,554	8,433	4.31%	799,629	9,843	4.94%

Cash & Due from Banks	10,874			10,331
Allowance For Loan Losses	(20,837)			(23,520)
Other Assets	38,706			72,086

Total Assets	$813,297			$858,526

LIABILITIES
Demand	$61,546	$91	0.59%	$68,502	$157	0.92%
Savings	9,277	9	0.39%	12,862	21	0.65%
Money Market	171,872	442	1.03%	162,412	559	1.38%
Time	361,731	1,915	2.12%	357,165	2,547	2.86%

Total Interest Bearing Deposits	604,426	2,457	1.63%	600,941	3,284	2.19%

FHLB advances	76,876	737	3.85%	77,711	793	4.09%
Other borrowings	—	—	0.00%	11	—	0.00%

Total Interest Bearing Liabilities	681,302	3,194	1.88%	678,663	4,077	2.41%

Noninterest bearing Deposits	81,619			62,989
Other Liabilities	3,913			5,635

Total Liabilities	766,834			747,287

Total Shareholder’s Equity	46,463			111,239

Total Liabilities & Shareholder’s Equity	$813,297			$858,526

Interest Rate Spread			2.43%			2.53%

Net Interest Income		$5,239			$5,766

Net Interest Margin			2.68%			2.89%

Going forward, we expect short-term market interest rates to remain low for a period of time and deposit costs to continue to decline, However, this decline may not fully offset the decline on loan and investment yields. If there is strong demand in the financial markets and banking system for liquidity, then this may lead to elevated pricing competition for deposits, thereby, limiting any net interest margin expansion.

Provision for Loan Losses

The provision for loan losses for the quarter ended June 30, 2011 was $5.7 million compared to $8.5 million for the quarter ended June 30, 2010. Some of the decrease reflects the fact that the higher provision recorded during the 2010 period, was in response to effects of the significant contraction of commercial and residential real estate activity and the ripple effect on our local economies resulting in an increase in nonperforming loans, the significant reduction in the fair values of loan collateral and an increase in our net loan charge-off experience. As a result of the higher reserves being recorded in the 2010 period and a moderation in the decline in the fair values of collateral, the amount of provision required for the current period has decreased. Net charge-offs in the second quarter of 2011 totaled $5.6 million compared to $6.4 million in the same period in 2010. At June 30, 2011, the allowance for loan losses, at $21.3 million, was 3.93% of outstanding loans (net of overdrafts) and provided coverage of 40.8% of nonperforming loans. At June 30, 2010, the allowance for loan losses was $25.5 million, representing 4.0% of outstanding loans (net of overdrafts) and provided coverage of 58.0% of nonperforming loans.

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

While there is some recently published information on the state and local economies indications that the trend of local economic contractions may be reaching a plateau, we cannot be sure how long the economic contraction will continue. Consequently, we may experience higher levels of delinquent and nonperforming loans, which may require higher provisions for loan losses, higher charge-offs and higher collection related expenses in future periods.

Noninterest Income

Our noninterest income for the second quarter of 2011 reflects a favorable change of $0.6 million over the same period in 2010, primarily as a result of a $0.5 million other-than-temporary impairment of securities available for sale recorded in the second quarter of 2010 not repeated in 2011.

Noninterest Expense

The table below reflects the major components of noninterest expense (in thousands):

	Three Months Ended June 30,
	2011	2010	change	%
Salaries and employee benefits	$2,639	$3,904	(1,265)	-32.4%
Occupancy	1,160	1,385	(225)	-16.2%
Data Processing	327	309	18	5.8%
Stationary, printing and supplies	85	82	3	3.7%
Business development	54	109	(55)	-50.5%
Insurance , including deposit insurance premium	561	513	48	9.4%
Professional fees	300	576	(276)	-47.9%
Marketing	19	23	(4)	-17.4%
FHLB advance prepayment penalties	2	—	2	0.0%
Gain/(Loss) on sale of foreclosed real estate	(35)	135	(170)	-125.9%
Write-down of foreclosed real estate	127	600	(473)	-78.8%
Foreclosed real estate expense	123	134	(11)	-8.2%
Other	308	294	14	4.8%

Total noninterest expenses	$5,670	$8,064	(2,394)	-29.7%

The factors contributing to the $2.4 million, or 29.7%, decrease in noninterest expense for the three months ended June 30, 2011, compared to the same period in 2010 are noted in the table above. Explanations for significant changes are as follows: (a) the $1.3 million decrease in salary and employee benefits mostly results from a third quarter of 2010, reduction in force which resulted in the elimination of 19 employee positions and employee attrition. The purpose of the reduction in force was to more closely align our expense structure with our related revenues. Under our current operating structure, this specific action could result in a $2.0 million reduction in salary and benefit expenses on an annualized basis. Our total full-time employees were 137 at June 30, 2011 compared to 182 at June 30, 2010; (b) the $0.5 million decrease in the write-down of foreclosed real estate reflects management’s continued efforts to manage and reduce the foreclosed assets portfolio; (c) the $0.3 million decrease in professional fees are the result of expenses related to merger activities in the second quarter of 2010 not being incurred in the second quarter of 2011; and (d) the $0.2 million decrease in occupancy expenses primarily results from the closure of two branch locations during 2010 and the sublease of excess office space in our downtown Jacksonville and Tampa, Florida locations.

Income Tax Benefit

During the second quarter of 2010, we recorded an income tax benefit of $4.1 million, however, we did not record an income tax benefit during the second quarter of 2011 because at the end of 2010, we determined that significant negative evidence existed that led us to conclude that it was more likely than not that we would not realize any portion of the deferred tax asset that was previously recorded, and therefore placed a full valuation allowance on the deferred taxes. As of June 30, 2011, we have not changed our position. As a result of this position, we will not recognize any income tax benefit that result from our net operating losses during the quarter.

Summary of Results of Operation for the Six Months Ended June 30, 2011 and 2010

Following is a condensed earnings summary for the six months ended June 30, 2011 and 2010 (in thousands, except per share amounts):

	For the Six Months Ended
	June 30, 2011	June 30, 2010	2011 vs. 2010	Change %
Interest Income	$17,109	$19,427	$(2,318)	-11.9%
Interest Expense	6,487	8,250	(1,763)	-21.4%

Net Interest Income	10,622	11,177	(555)	-5.0%
Provision for Loan Losses	13,494	11,941	1,553	13.0%
Noninterest income	1,125	548	577	105.3%
Noninterest expenses	11,834	14,733	(2,899)	-19.7%

Loss before income tax benefit	(13,581)	(14,949)	1,368	-9.2%
Income tax expense (benefit)	25	(5,602)	5,627	-100.4%

Net Loss	(13,606)	(9,347)	(4,259)	45.6%
Preferred stock dividend and discount accretion	(1,912)	(659)	(1,253)	0.0%

Net loss available to common stockholders	$(15,518)	$(10,006)	$(5,512)	55.1%

Loss per common share - basic and diluted	$(1.08)	$(0.70)	$(0.38)	55.1%

Selected Operating Ratios:
Return on Average Assets	-3.83%	-2.39%
Return on Average Equity	-63.14%	-17.95%
Equity to Assets Ratio	6.22%	13.14%

Net Loss

The factors affecting the $4.3 million decrease in net loss are displayed in the table above. A more detailed discussion of each major component of our financial performance is provided below.

Net Interest Income

The decrease in our net interest income was mostly due to a decrease in loan balances, primarily resulting from accelerated loan payoffs and a decrease in loan demand. Partially offsetting this decrease was a decrease in our interest expense, which was mostly the result of decreases in our deposit rates, primarily related to time deposits which were repriced at a much lower rate. Time deposits carry a fixed rate of interest to maturity and most of our borrowings provide for a fixed rate of interest until maturity or conversion date. The average balance and interest rate paid on time deposits for the six month period ended June 30, 2011, was $355.3 million and 2.22% respectively, compared to an average balance and interest paid of $353.4 million and 2.95%, respectively, for the same period in 2010. In addition, we reduced our interest expense on borrowings through the early retirement and restructuring of certain higher cost advances from the FHLB.

The decrease in interest on loans was primarily the result a reduction in our average loan balances and the effects of an $8.4 million increase in the balance of non-accruing loans at June 30, 2011 compared to the same period in 2010. Average loan balances were $559.9 million at June 30, 2011, a decrease of $79.1 million from the average loan balance at June 30, 2010.

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

($ in thousands)

	June 30, 2011			June 30, 2010
	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS
Loans	$572,502	$14,772	5.20%	$641,884	$17,228	5.41%
Securities available for sale	173,283	2,204	2.56%	113,324	2,073	3.69%
Other interest-earning assets	41,431	133	0.65%	29,414	126	0.86%

Total Earning Assets	787,216	17,109	4.38%	784,622	19,427	4.99%

Cash & Due from Banks	10,605			9,630
Allowance For Loan Losses	(20,480)			(22,373)
Other Assets	39,748			71,691

Total Assets	$817,089			$843,570

LIABILITIES
Demand	$63,476	$189	0.60%	$65,938	$322	0.98%
Savings	9,639	20	0.42%	12,323	41	0.67%
Money Market	179,370	918	1.03%	154,052	1,090	1.43%
Time	355,281	3,916	2.22%	353,426	5,174	2.95%

Total Interest Bearing Deposits	607,766	5,043	1.67%	585,739	6,627	2.28%

FHLB advances	74,971	1,444	3.88%	79,634	1,623	4.11%
Other borrowings	—	—	0.00%	36	—	0.00%

Total Interest Bearing Liabilities	682,737	6,487	1.92%	665,409	8,250	2.50%

Noninterest bearing Deposits	80,727			60,817
Other Liabilities	4,062			4,906

Total Liabilities	767,526			731,132

Total Shareholder’s Equity	49,563			112,438

Total Liabilities & Shareholder’s Equity	$817,089			$843,570

Interest Rate Spread			2.47%			2.49%

Net Interest Income		$10,622			$11,177

Net Interest Margin			2.72%			2.87%

Provision for Loan Losses

The provision for loan losses for the six months ended June 30, 2011, was $13.5 million compared to $11.9 million for the six month period ended June 30, 2010. For each of the periods, our provision for loan losses exceeded our net charge offs during that period. The provision provides for probable incurred credit losses inherent in the loan portfolio. The amounts recorded for the provision reflect the fact that loans secured by commercial and residential real estate are continuing to experience stresses resulting from the current economic conditions. We have continued to closely monitor the impact of economic circumstances on our lending clients, and are working with these clients to minimize losses. See above for a discussion of allowance for loan losses coverage and a discussion of economic factors’ effect on our loan loss reserves.

Noninterest Income

The increase in noninterest income of $0.6 million for the six months ended June 30, 2011, compared to the six months ended June 30, 2010, was mostly due the recognition of an OTTI and the recognition of a loss on the sale of securities available for sale during the 2010 period which did not occur during the six months ended June 30, 2011.

Noninterest Expense

The table below reflects the major components of noninterest expense (in thousands):

	Six Months Ended June 30,
	2011	2010	change	%
Salaries and employee benefits	$5,425	$7,495	(2,070)	-27.6%
Occupancy	2,335	2,736	(401)	-14.7%
Data Processing	657	599	58	9.7%
Stationary, printing and supplies	142	159	(17)	-10.7%
Business development	95	202	(107)	-53.0%
Insurance , including deposit insurance premium	1,295	1,004	291	29.0%
Professional fees	620	913	(293)	-32.1%
Marketing	31	37	(6)	-16.2%
FHLB advance prepayment penalties	2	41	(39)	-95.1%
Loss on sale of foreclosed real estate	4	135	(131)	-97.0%
Write-down of foreclosed real estate	414	642	(228)	-35.5%
Foreclosed real estate expense	203	186	17	9.1%
Other	611	584	27	4.6%

Total noninterest expenses	$11,834	$14,733	(2,899)	-19.7%

The factors contributing to the 2.9 million, or 19.7%, decrease in noninterest expense for the six months ended June 30, 2011, compared to the same period in 2010 are noted in the table above. Explanations for significant changes are as follows: (a) the $2.1 million decrease in salary and employee benefits resulting from a third quarter of 2010, reduction in force and attrition. The reduction in force resulted in the elimination of 19 employee positions. The purpose of the reduction in force was to more closely align our expense structure with our related revenues. Our total full-time employees were 137 at June 30, 2011 compared to 182 at June 30, 2010; (b) the $0.4 million decrease in occupancy expenses primarily results from the closure of two branch locations and the sublease of excess office space in our downtown Jacksonville and Tampa, Florida locations, all in the second half of 2010; (c) the $0.3 million decrease in professional fees are the result of expenses related to merger activities in the second quarter of 2010 were not repeated in the second quarter of 2011; and (d) the $0.2 million decrease in the write-down of foreclosed real estate reflects management’s continued efforts to manage and reduce the foreclosed assets portfolio in addition to a moderation in the drastic changes in the fair value of foreclosed assets during first six months of 2011 as compared to those in the same period in 2010; offset in part by, (e) a $0.3 million increase in deposit insurance premiums.

FINANCIAL CONDITION

Total assets at June 30, 2011 were $783.0 million, a decrease of $55.4 million or 6.6%, from total assets at December 31, 2010. Total cash and cash equivalents at June 30, 2011 were $51.9 million, up $11.6 million, or 28.7%, from cash and cash equivalents at December 31, 2010. Investment securities available for sale decreased $13.1 million, or 7.4%, to $164.3 million at June 30, 2011 from $177.5 million at December 31, 2010. See our discussion on liquidity and capital resources below for an explanation of the changes in our cash and cash equivalents. Our net loans decreased $49.8 million, or 8.7%, to $522.2 million at June 30, 2011 from $572.0 million at December 31, 2010. The decrease in net loans was primarily due to principal repayments. Foreclosed real estate decreased $0.6 million or 8.2% at June 30, 2011, compared to December 31, 2010, primarily as a result of sales of certain foreclosed properties and write-downs.

Total liabilities at June 30, 2011 decreased $50.5 million to $734.3 million from $784.8 million at December 31, 2010. The change primarily reflects a decrease in total deposits of $50.1 million and a decrease in accrued expenses and other liabilities of $0.5 million.

Total stockholders’ equity decreased $4.9 million to $48.7 million at June 30, 2011 from $53.6 million at December 31, 2010. The decrease reflects a net loss of $13.6 million, offset in part by $5.1 million from the sale of 5,107 shares of Series C preferred stock and a $3.6 million change in unrealized holding loss on available-for-sale securities.

Loans and Non-Performing Assets

Loan Portfolio.

Our loan portfolio consists principally of loans to individuals and small and medium-sized businesses within our primary market areas of greater Tampa Bay, Jacksonville and Tallahassee, Florida. The table below shows our loan portfolio composition for the periods presented:

($ in Thousands)

	As of
	June 30, 2011	December 31, 2010
Commercial	$40,446	$47,475
Commercial Real Estate (1)	304,551	329,487
Residential Real Estate	187,190	203,488
Consumer Loans	11,732	12,879

	543,919	593,329

Less:
Net deferred fees	(299)	(454)
Allowance for loan losses	(21,399)	(20,830)

Loans, Net	$522,221	$572,045

(1)	Includes $117.5 million and $127.2 million of owner-occupied nonresidential properties at June, 2011 and December 31, 2010, respectively.

The overall decrease in gross loans was primarily the result of loan payoffs by customers.

Allowance and Provision for Loan Losses.

The allowance for loan losses is a valuation allowance established and maintained at a level believed adequate by management to absorb probable incurred credit losses associated with loans in the loan portfolio. The allowance is recorded through a provision for loan losses charged to operations. Loan losses are charged against the allowance when in management’s judgment, the loan’s lack of collectability is confirmed. Subsequent recoveries, if any, are credited to the allowance.

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

As of June 30, 2011, we held an allowance for loan losses of $21.4 million or 3.93% of total loans compared to the allowance for loan losses of $20.8 million or 3.51% at December 31, 2010. Based on an analysis performed by management as of June 30, 2011, management considers the allowance for loan losses to be adequate to cover probable incurred credit losses in the portfolio as of that date. Although we believe we use the best information available to make determinations with respect to the allowance for loan losses, future adjustments to the allowance may be necessary if facts and circumstances differ from those previously assumed in the determination of the allowance. For example, a continued downturn in real estate values and economic conditions could have an adverse impact on our asset quality and may result in an increase in future loan charge-offs and loan loss provisions, and may also result in the decrease in the estimated value of real estate we acquired through foreclosure. Additionally, our regulators, as an integral part of their examination process, periodically review the allowance for loan losses and the estimated values of real estate acquired through foreclosure. Accordingly, we may be required to take certain charge offs and/or recognize additions to the allowance for loan losses, or record write downs on the carrying values of foreclosed real estate based on the regulators’ judgment concerning information available to them during their examination as well as other factors they utilize for all banks.

As a direct result of these factors and analyses in conjunction with the sustained weakness in asset values, particularly real estate, we recorded a loan loss provision of $13.5 million for the six months ended June 30, 2011, an increase of $1.6 million compared to the provision recorded for the six months ended June 30, 2010. We establish specific reserves for impaired loans and general reserves for the remainder of the portfolio as follows (in thousands):

	June 30, 2011	December 31, 2010
Specific Reserves:
Impaired loans with no specific reserves	$31,691	$34,028
Impaired loans with specific reserves	31,436	26,055

Total impaired loans	$63,127	$60,083
Reserve	$11,247	$9,890
Reserve % of impaired loans	17.82%	16.46%

General Reserves
Loans subject to general reserve	$480,792	$533,246
Reserve	$10,152	$10,940
Reserve % of loans	2.11%	2.05%

Our reserves for loans with specific reserves were $11.2 million as of June 30, 2011 and $9.9 million as of December 31, 2010. Total impaired loans increased $3.0 million from December 31, 2010 to June 30, 2011 mostly as a result of additional loans meeting the criteria for impaired loans. See discussion below.

Our general reserve for unimpaired loans was 2.11% of subject loans as of June 30, 2011 and 2.05% of subject loans as of December 31, 2010. For the six months ended June 30, 2011, the loan portfolio subject to the general reserve decreased approximately $52.5 million as a result of impairment and/or payoffs. Management evaluates the reserves on a regular basis to determine its adequacy.

The provision for loan losses is a charge to income in the current period to replenish the allowance and maintain it at a level that management has determined to be adequate to absorb probable incurred credit losses in the loan portfolio. The higher provisions for loan losses for the first six months of 2011 are primarily attributable to the continued contraction of residential real estate activity and the resultant effect on our local economies as well as the increase in our nonperforming loans, delinquencies and charge-offs compared to the same period in 2010. However, during the three months ended June 30, 2011, our loan loss provisions were $2.8 million lower than the comparable three month period in 2010, partially owing to the sale and repayments of certain impaired loans.

As noted above, management continuously monitors and actively manages the credit quality of the loan portfolio and will continue to recognize the provision required to maintain the allowance for loan losses at an appropriate level. While we have seen a slight reduction in the rate of the economic slowdown discussed above during the past few months, the overall economic conditions have resulted in difficulty for some of our customers to make timely payment of their loan obligations over the past year. We cannot be certain how long the economic slowdown in our market will continue and consequently, we may experience higher levels of delinquent and nonperforming loans, which may require higher provisions for loan losses, higher charge-offs and higher collection related expenses in future periods. The allowance is also subject to examination testing by regulatory agencies, which may consider such factors as the methodology used to determine adequacy and the size of the allowance relative to that of peer institutions, and other adequacy tests. In addition, such regulatory agencies could require us to adjust the allowance based on information available to us at the time of their examination.

During the three and six months ended June 30, 2011 and 2010, the activity in our loan loss allowance was as follows:

(in Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Balance At Beginning Of Period	$21,296	$23,491	$20,830	$21,342
Charge-Offs	(6,301)	(6,871)	(13,891)	(8,190)
Recoveries	664	425	966	452
Provision For Loan Losses	5,740	8,500	13,494	11,941

Balance At End Of Period	$21,399	$25,545	$21,399	$25,545

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Charge-Offs:
Commercial	$(1,270)	$(104)	$(1,785)	$(121)
Commercial Real Estate	(2,368)	(3,874)	(6,297)	(4,959)
Residential Real Estate	(1,567)	(2,509)	(4,522)	(2,704)
Consumer and Other Loans	(1,096)	(384)	(1,287)	(406)

	$(6,301)	$(6,871)	$(13,891)	$(8,190)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Recoveries:
Commercial	$7	$352	$112	$363
Commercial Real Estate	284	4	397	4
Residential Real Estate	373	69	450	85
Consumer and Other Loans	—	—	7	—

	$664	$425	$966	$452

The following table reflects the allowance allocation per loan category and percent of dollar value of loans in each category to total dollar value of loans for the periods indicated (in thousands):

	June 30, 2011		December 31, 2010
	Amount	%	Amount	%
Commercial	$1,859	7.44%	$868	8.00%
Commercial Real Estate	14,730	55.99%	15,518	55.53%
Residential Real Estate	4,539	34.42%	4,232	34.30%
Consumer and Other Loans	271	2.15%	212	2.17%

Total allowance	$21,399	100.00%	$20,830	100%

Impaired Loans

Under generally accepted account principles, a loan is impaired when, based upon current information and events, it is probable that the loan will not be repaid according to its contractual terms, including both principal and interest. Management performs individual assessments of impaired loans to determine the existence of loss exposure as described above.

The following is an analysis of impaired loans as of June 30, 2011:

(in Thousands)

	At June 30, 2011			Three Months Ended 6/30/2011		Six Months Ended 6/30/2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$1,319	$8,179	$—	$1,244	$76	$1,273	$140
Commercial Real Estate	17,478	27,026	—	18,633	177	16,873	374
Residential Real Estate	10,647	17,210	—	10,627	165	10,279	292
Consumer Loans	2,247	4,096	—	2,314	74	2,169	127

Total	$31,691	$56,511	$—	$32,817	$492	$30,594	$933

With an allowance recorded:
Commercial	$564	$616	$491	$758	$—	$545	$—
Commercial Real Estate	24,530	27,293	9,162	19,872	219	23,681	314
Residential Real Estate	6,237	6,413	1,534	5,848	71	6,020	122
Consumer Loans	105	110	60	87	—	101	—

Total	$31,436	$34,432	$11,247	$26,564	$290	$30,347	$436

Total	$63,127	$90,943	$11,247	$59,381	$782	$60,941	$1,369

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

NON-PERFORMING ASSETS

($ in Thousands)

	Balance as of
	June 30, 2011	December 31, 2010
Non-Accrual Loans	$52,421	$57,057

Total Non-Performing Loans	52,421	57,057
Foreclosed Real Estate	6,442	7,018

Total Non-Performing Assets	$58,863	$64,075

Non-Performing Loans as a Percentage of Total Loans	9.64%	9.62%

Non-Performing Assets as a Percentage of Total Assets	7.52%	6.81%

As of June 30, 2011 and December 31, 2010, we had $3.7 million and $1.5 million, respectively, in restructured loans that are in compliance with their modified terms. The criteria for a restructured loan to be considered performing is as follows: (1) none of its principal and interest is due and unpaid, and we expect repayment of the remaining contractual principal and interest, or (2) when the loan otherwise becomes well secured and in the process of collection. Since these loans have met these criteria, management does not consider these loans to be non-performing and has not included them in the table above.

An analysis of non-performing loans by segment is as follows (in thousands):

Non Performing Loans

	As of
	June 30, 2011	December 31, 2010	Percent Change
Commercial	$1,883	$1,573	19.7%
Commercial Real Estate	35,766	33,907	5.5%
Residential Real Estate	12,421	18,506	-32.9%
Consumer Loans	2,351	3,071	-23.4%

Total	$52,421	$57,057	-8.1%

Total non performing loans decreased $4.6 million from December 31, 2010 to June 30, 2011. During this period, residential real estate and consumer non performing loans decreased $6.1 million and $0.7 million respectively, while commercial real estate and commercial nonperforming loans increased $1.9 million and $0.3 million respectively. The decreases are mostly the result of charge-offs and the sale of certain loans.

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

Other sources of liquidity include balances of cash and due from banks, short-term investments such as federal funds sold, and our investment portfolio, which can either be liquidated or used as collateral for borrowings. Additionally, our correspondent bank provides unsecured federal funds lines of credit, which may be used to access short term funds. All of these funding sources are part of the Bank’s contingency plans in the event of extraordinary fluctuations in cash resources.

The Bank has unsecured overnight federal funds purchased accommodation up to a maximum of $1.0 million from our correspondent banks. Further, the Bank has invested in FHLB stock for the purpose of establishing credit lines with the FHLB. The credit availability to the Bank on these credit lines is based on the amount of collateral pledged and limited by a percentage of the Bank’s total assets as reported on its most recent quarterly financial information submitted to the regulators. As of June 30, 2011 we had $67.7 million of FHLB advances outstanding and $32.6 million of letters of credit used in lieu of pledging securities to the State of Florida. Our unused borrowing capacity as of June 30, 2011, was approximately $33.7 million.

As of June 30, 2011, we had unfunded loan commitments of $2.5 million and unused lines and letters of credit totaling approximately $54.6 million. We believe the likelihood of these commitments either needing to be totally funded or funded at the same time is low. However, should significant funding requirements occur, the Bank has available borrowing capacity from various sources as discussed above.

As of June 30, 2011, our gross loan to deposit ratio was 83.5% compared to 83.3% at December 31, 2010. Management monitors and assesses the adequacy of our liquidity position on a daily and monthly basis to ensure that sufficient sources of liquidity are maintained and available. We believe that based on current forecasts operating cash flows and available sources of liquidity will be sufficient to meet all operating needs and any capital expenditure needs that may arise over the next 12 to 18 months.

Major sources of increases and decreases in cash and cash equivalents were as follows for the six months ending June 30, 2011 and 2010 (in thousands):

(Dollars in thousands)	June, 2011	June 30, 2010
Provided by operating activities	$2,636	$5,289
Provided by (used in) investing activities	53,926	(34,987)
(Used in) provided by financing activities	(44,976)	35,190

Net increase in cash and cash equivalents	$11,586	$5,492

Operating Activities

Net cash provided by operating activities of continuing operations for the six months ended June 30, 2011 decreased $2.7 million compared to the same period in 2010. The decrease is mostly attributable to decreases of $6.0 million in accrued expenses and other liabilities, $6.0 million from net loss, adjusted for non-cash items, offset in part by a $0.6 million increase in accrued interest receivable, and a $0.5 million increase in prepaid and other expenses.

Investment Activities

For the six months ending June 30, 2011 $53.9 million of cash was provided by investing activities compared to net cash used by investing activities $35.0 during the 2010 period. The $88.9 million change reflects the following: $58.3 million related to the purchase of securities available for sale during the first six months of 2010 not repeated in 2011, a $36.3 million decrease in loans for the first six months of 2011 versus a decrease of $2.4 million for the 2010 period, a $2.1 million change in proceeds from repayments of securities available for sale, $1.0 million related to the change in cash generated from the redemption of Federal Reserve Bank stock and $0.5 million related to the change in the net acquisition of premises equipment, offset in part by $6.9 million related to the decrease in proceeds from the sale of foreclosed real estate.

Investment activities serve to enhance our liquidity position and interest rate sensitivity while also providing a yield on interest earning assets. All of our securities are categorized as securities available for sale and are recorded at fair value. Securities, like loans, are subject to similar interest rate and credit risk. In addition, by their nature, securities classified as available for sale are also subject to market value risks that could negatively affect the level of liquidity available to us, as well as stockholders’ equity.

As of June 30, 2011, our securities portfolio totaled $164.3 million compared to $177.5 million as of December 31, 2010, reflecting a decrease of $13.1 million. For both periods, all of our securities were classified as available for sale. The decrease in the investment portfolio during the first six months of 2011 is attributable to sales and repayments. Although gross proceeds from the sale of securities classified as available for sale were $7.4 million for the six months ended June 30, 2011, we do not actively trade securities and do not expect to do so in the future.

The following table sets forth the carrying amount of our investment portfolio, as of the periods indicated:

($ in Thousands)

	Balance as of
	June 30, 2011	December 31, 2010
Fair value of investment in:
Mortgage backed securities	$163,834	$176,959
Mutual Funds	505	492

Total	$164,339	$177,451

Federal Reserve Bank stock	$1,379	$2,781

Federal Home Loan Bank stock	$4,937	$5,032

Financing Activities

For the six months ended June 30, 2011, we had net cash used in financing activities of $45.0 million compared to net cash provided by financing activities of $35.2 million during the 2010 period. The primary drivers for the $80.2 million change were: $89.8 million related to a change in deposits as deposits decreased by $50.1 million during the six month period ended June 30, 2011 compared to an increase of $39.7 million during the 2010 period. The Bank’s primary source of funds is deposits. Those deposits are provided by businesses, municipalities, and individuals located within the markets served by the Bank. Partially offsetting the deposit decrease was the receipt of $5.1 million from a capital raise and a $4.0 million decrease in FHLB advances that occurred in the 2010 period but did not occur in the current year.

For the six months ended June 30, 2011 and 2010 the distribution by type of our deposit accounts was as follows (in thousands):

	As of June 30, 2011			As of June 30, 2010
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Noninterest bearing accounts	$80,727	$—	0.00%	$60,817	$—	0.00%

Interest bearing accounts:
Savings, Now and MMKT	252,485	1,127	0.90%	232,313	1,453	1.26%
CDs	355,281	3,916	2.22%	353,426	5,174	2.95%

Total Interest Bearing Deposits	607,766	5,043	1.67%	585,739	6,627	2.28%

Average Total Deposits	$688,493	$5,043	1.48%	$646,556	$6,627	2.07%

Brokered deposits included in total deposits	$89,544			$67,079

Brokered deposits as a percentage of total deposits	13.01%			10.37%

Capital Resources

The assessment of capital adequacy depends on a number of factors such as asset quality, liquidity, earnings performance, changing competitive conditions and economic forces. We seek to maintain a strong capital base to support our business activities, to provide stability to current operations and to promote public confidence.

As of June 30, 2011 and December 31, 2010, we exceeded the levels of capital required in order to be considered “well capitalized” by the regulatory authorities. The basic measures of capitalization applied by the regulatory authorities are provided below as of June 30, 2011 and December 31, 2010 for the Company and the Bank:

	As of June 30, 2011	As of December 31, 2010	Minimum to be Well Capitalized
Total Risk Based Capital Ratio - Consolidated	10.51%	11.06%	N/A
Total Risk Based Capital Ratio - Bank	10.31%	10.98%	10.00%
Tier One Risk Based Capital Ratio - Consolidated	8.27%	9.78%	N/A
Tier One Risk Based Capital Ratio - Bank	9.02%	9.70%	6.00%
Tier One Leverage Ratio - Consolidated	5.41%	6.46%	N/A
Tier One Leverage Ratio - Bank	5.90%	6.48%	5.00%

Prior to the payment of dividends on our preferred stock issued under the U.S. Treasury Department’s Capital Purchase Program (CPP Dividends), we must request and be granted approval by the Federal Reserve Bank of Atlanta (the “FRB”). We have not paid dividends on our preferred stock for the last two quarters as a result of our agreement with the FRB that we will not pay any cash dividends without prior approval from the FRB. At June 30, 2011, we had $979,351 in unpaid dividends owing on our preferred stock. To date, we have deferred three quarterly dividend payments. If we miss six quarterly dividend payments, whether or not consecutive, the U.S. Treasury will have the right to appoint two directors and/or observers to our Board of Directors until all accrued and unpaid dividends have been paid.

Sale of Preferred Stock

We continue to pursue efforts to increase our capital, and as part of these efforts, on June 30, 2011 we closed a private placement offering (the “offering”) resulting in the issuance of 5,107 shares of our Non-Cumulative Perpetual Series C Preferred Stock (“Series C Preferred Stock”) to accredited investors for an aggregate purchase price of $5.1 million in cash consideration, or $1,000 per share. Please see Note 7 to our June 30, 2011 Condensed Consolidated Financial Statements for a detailed discussion.

As described in the offering, the purchasers of the shares of Series C Preferred Stock also received a non-transferable stock purchase warrant ( the “warrant”) exercisable for 1,250 shares of Company common stock at $0.01 per share for each share of Series C Preferred Stock purchased. The warrant may be exercised at any time, and from time to time, in whole or in part before March 31, 2012. As such, the warrants were all exercisable at June 30, 2011 and if all were exercised, this would result in the issuance of 6,383,750 additional shares generating an additional $64,000 of common equity.

As also noted in the offering, the Series C Preferred Stock may be converted at the election of a holder at any time and from time to time, into shares of Common Stock after December 31, 2011. That conversion price will be equal to 50% of the tangible common stock book value per share as of the end of the calendar quarter prior to conversion, subject to a 10% annualized reduction from the date of issuance to the date of conversion. If such conversion were to occur, using the conversion price at 50% of the June 30, 2011 book value per share, adjusted for the effects of exercising 5,107 warrants at June 30, 2011, this would result in the issuance of an additional 9,279,970 shares representing a $5.2 million reclass of preferred equity to common equity.

In addition, we are in the process of pursuing a larger capital raise, and in this regard, we have retained the services of an investment advisor to assist us in these efforts.

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

Off-Balance Sheet Arrangements.

We do not currently have any off-balance sheet arrangements, other than approved and unfunded loans and letters of credit to our customers in the ordinary course of business. Please see Note 4 to our June 30, 2011 Condensed Consolidated Financial Statements for further discussion

Critical Accounting Estimates.

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

Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized. The realization of deferred tax assets associated with the net operating loss carry forward, which expires in the years 2027, 2028, and 2029, as well as other deductible temporary differences is dependent upon generating sufficient future taxable income. In 2010, we determined that significant negative evidence existed that led us to conclude that it was more likely than not that we would not realize any portion of the deferred tax asset, and therefore placed a full valuation allowance on the deferred taxes. As of June 30, 2011, we have not changed our position and have a net deferred asset of zero. Please see “Critical Accounting Policies” of our Annual Report on Form 10-K for the year ended December 31, 2010, for a more detailed discussion of this item.

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

Recent Accounting Pronouncements.

The Financial Accounting Standards Board, the SEC, and other regulatory bodies have enacted new accounting pronouncements and standards that either have impacted our results in prior years presented, or may likely impact our results in 2011. Please refer to Note 10 in the Notes to our Condensed Consolidated Financial Statements for the period ended June 30, 2011.

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

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

In our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, we included an additional risk factor discussing limitations on our ability to accept or roll over brokered deposits (including CDARs) resulting from the Bank’s regulatory capital position declining from well-capitalized to adequately capitalized during the first quarter of 2011. However, as of June 30, 2011, the Bank exceeded the levels of capital required in order to be considered “well capitalized” by regulatory authorities. Consequently, the additional risk factor included in the Form 10-Q for the quarter ended March 31, 2011 is no longer effective. Other than the additional risk factor discussed above, there have not been any material changes in the risk factor disclosure from that contained in the Company’s 2010 Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On June 30, 2011 we closed a private placement offering resulting in the issuance of 5,107 shares of our Non-Cumulative Perpetual Series C Preferred Stock (“Series C Preferred Stock”) to accredited investors for an aggregate purchase price of $5.1 million in cash consideration, or $1,000 per share.

The holders of Series C Preferred Stock are entitled to receive for each share of Series C Preferred Stock such non-cumulative dividends if, as, and when declared by the Board of Directors out of funds legally available for such dividends. However, the payment of any dividend on the Series C Preferred Stock is subject to the prior approval of the Federal Reserve Bank of Atlanta and the Director of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System. The shares of Series C Preferred Stock have no stated dividend rates.

The Series C Preferred Stock may be converted at the election of a holder at any time and from time to time, into shares of Common Stock after December 31, 2011. The Series C Preferred Stock shall be automatically converted into shares of Common Stock upon the earlier of (i) the closing of a Qualified Private Offering, or (ii) the closing of a Qualified Public Offering. A "Qualified Private Offering" means the closing of a private placement of shares of Common Stock with minimum proceeds of $50,000,000 by December 31, 2011. A "Qualified Public Offering" means the closing of an offering of shares of Common Stock registered in accordance with the provisions of the Securities Act of 1933, as amended. The conversion price for the shares of Preferred Stock will be equal to the price per share at which shares of common stock are sold in a Qualified Private Offering. If we do not close a Qualified Private Offering on or before December 31, 2011, then the Conversion Price thereafter will be equal to 50% of the tangible common stock book value per share as of the end of the calendar quarter prior to conversion, subject to a 10% annualized reduction from the date of issuance to the date of conversion.

The purchasers of the shares of Series C Preferred Stock also received a non-transferable stock purchase warrant exercisable for 1,250 shares of our common stock at $0.01 per share for each share of Series C Preferred Stock purchased. The warrant may be exercised at any time, and from time to time, in whole or in part before March 31, 2012. The warrant also is mandatorily exercisable upon the occurrence of any one of the following events (which event must occur before March 31, 2012): (a) the closing of (i) a Qualified Private Offering, (ii) a Qualified Public Offering, or (iii) a Change in Control, (b) the complete redemption of the shares of Series C Preferred Stock held by a holder, or (c) liquidation or dissolution of the Company. Any unexercised portion of the warrant will expire on March 31, 2012.

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	(Removed and Reserved)

Item 5.	Other Information.

None

Item 6.	Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Securities and Exchange Act Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities and Exchange Act Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, is formatted in Extensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss)(Unaudited), (iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited), (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 1st day of August 2011.

FLORIDA BANK GROUP, INC.

Date: August 1, 2011	By:	/S/ GARY J. WARD
Gary J. Ward, Chief Financial Officer, Executive Vice President