Form 10-Q
period 2011-09-30
Florida Bank Group, Inc.
filed 2011-11-14
CIK 1370914

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    X☐    Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Number of shares of Common Stock, $0.01 Par Value as of October 31, 2011:16,636,815.

FLORIDA BANK GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2011

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

FLORIDA BANK GROUP, INC.

Condensed Consolidated Balance Sheets

($ in thousands, except share amounts)

	September 30, 2011	December 31, 2010
	(unaudited)
Assets
Cash and due from banks	$7,643	$4,618
Interest-bearing Deposits and Federal Funds Sold	47,372	35,683

Cash and cash equivalents	55,015	40,301

Securities available for sale	156,349	177,451
Loans, net of allowance for loan losses of $22,333 in 2011 and $20,830 in 2010	490,226	572,045
Federal Reserve Bank stock, at cost	1,428	2,781
Federal Home Loan Bank stock, at cost	4,775	5,032
Accrued interest receivable	1,741	2,475
Premises and equipment, net	25,027	25,815
Foreclosed real estate	5,521	7,018
Prepaid expenses and other assets	4,191	5,490

Total assets	$744,273	$838,408

Liabilities and Stockholders’ Equity

Liabilities:
Deposits:
Noninterest-bearing demand	$79,618	$68,168
Interest-bearing demand	60,098	72,247
Savings	9,734	10,043
Money market	148,237	201,718
Time	326,498	360,158

Total deposits	624,185	712,334

Accrued expenses and other liabilities	4,491	4,768
Federal Home Loan Bank advances	67,700	67,700

Total liabilities	696,376	784,802

Stockholders’ equity:
Preferred Stock Series A, $.01 par value; $1,000 liquidation value; 20,471 shares outstanding in 2011 and 2010	20,471	20,471
Preferred Stock Series B, $.01 par value; $1,000 liquidation value; 1,024 shares outstanding in 2011 and 2010	1,024	1,024
Preferred Stock Series C, $.01 par value; $1,000 liquidation value; 5,257 shares outstanding in 2011	5,257	—
Preferred Stock - Discount	(576)	(730)
Common stock, $.01 par value, 250,000,000 and 50,000,000 shares authorized in 2011 and 2010, respectively, 16,649,398 and 14,341,898 shares issued in 2011 and 2010, respectively	166	143
Additional paid-in capital	152,099	150,817
Treasury stock (12,583 shares in 2011 and 2010), at cost	(164)	(164)
Accumulated deficit	(132,417)	(113,848)
Accumulated other comprehensive income (loss)	2,037	(4,107)

Total stockholders’ equity	47,897	53,606

	$744,273	$838,408

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLORIDA BANK GROUP, INC.

Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss) (Unaudited)

($ in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Interest income:
Loans	$7,055	$8,453	$21,827	$25,681
Securities available for sale	950	1,075	3,154	3,148
Other interest-earning assets	61	71	194	196

Total interest income	8,066	9,599	25,175	29,025

Interest expense:
Deposits:
Demand	87	137	276	458
Savings	9	15	29	56
Money market	399	598	1,317	1,688
Time	1,688	2,327	5,604	7,501
Federal Home Loan Bank advances	724	771	2,169	2,394

Total interest expense	2,907	3,848	9,395	12,097

Net interest income before provision for loan losses	5,159	5,751	15,780	16,928
Provision for loan losses	2,157	2,961	15,651	14,902

Net interest income after provision for loan losses	3,002	2,790	129	2,026

Noninterest income (expense):
Service charges on deposit accounts	225	241	663	706
Other service charges and fees	166	181	447	424
Gain on sale of securities available for sale	43	3,226	85	3,188
Other-than-temporary impairment of securities available for sale	—	—	—	(549)
Other	245	161	609	588

Total noninterest income	679	3,809	1,804	4,357

Noninterest expenses:
Salaries and employee benefits	2,635	3,324	8,060	10,819
Occupancy	1,160	1,428	3,494	4,164
Data processing	347	291	1,004	890
Stationary, printing and supplies	59	67	201	226
Business development	44	114	139	316
Insurance, including deposit insurance premium	532	545	1,826	1,549
Professional fees	224	426	845	1,339
Marketing	9	14	40	51
Federal Home Loan Bank advance prepayment penalties	—	—	2	41
Loss on sale of foreclosed real estate	50	127	55	262
Write-down of foreclosed real estate	1,764	150	2,178	792
Foreclosed real estate expense	156	142	359	327
Other	222	292	831	875

Total noninterest expense	7,202	6,920	19,034	21,651

Loss before income tax benefit	(3,521)	(321)	(17,101)	(15,268)
Income tax benefit (expense)	—	(114)	25	(5,715)

Net loss	(3,521)	(207)	(17,126)	(9,553)
Preferred stock dividend requirements and discount accretion	(367)	(330)	(2,279)	(990)

Net loss available to common stockholders	(3,888)	(537)	(19,405)	(10,543)
Other comprehensive income (loss):
Change in unrealized holding losses on securities available for sale	2,536	(994)	6,144	(704)

Comprehensive loss	$(1,352)	$(1,531)	$(13,261)	$(11,247)

Loss per common share:
Basic and Diluted	$(0.25)	$(0.04)	$(1.32)	$(0.74)

Dividends paid	$—	$—	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLORIDA BANK GROUP, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

For the Nine Months Ended September 30, 2011 and 2010

($ in thousands, except share amounts)

	Preferred Stock								Common Stock					Accumulated
	Series A		Series B			Series C					Additional Paid-in	Treasury	Accumulated	Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Discount	Shares	Amount	Discount	Shares	Amount	Capital	Stock	Deficit	Income (Loss)	Equity
Balance, December 31, 2010	20,471	$20,471	1,024	$1,024	$(730)	—	$—	$—	14,341,898	$143	$150,817	$(164)	$(113,848)	$(4,107)	$53,606
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(17,126)	—	(17,126)
Net Change in Unrealized Loss On Available-for-Sale Securities	—	—	—	—	—	—	—	—	—	—	—	—	—	6,144	6,144
Proceeds from issuance of 5,257 shares of Series C preferred stock	—	—	—	—	—	5,257	5,257	(1,289)	—	—	1,289	—	—	—	5,257

Preferred stock warrants exercised	—	—	—	—	—	—	—	—	2,307,500	23	—	—	—	—	23

Preferred stock discount accretion	—	—	—	—	154	—	—	1,289	—	—	—	—	(1,443)	—	—

Preferred stock issuance costs	—	—	—	—	—	—	—	—	—	—	(7)	—	—	—	(7)

Balance, September 30, 2011	20,471	$20,471	1,024	$1,024	$(576)	5,257	$5,257	$—	16,649,398	$166	$152,099	$(164)	$(132,417)	$2,037	$47,897

Balance, December 31, 2009	20,471	$20,471	1,024	$1,024	$(935)	—	—	$—	14,341,898	$143	$150,817	$(164)	$(58,415)	$418	$113,359

Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(9,553)	—	(9,553)
Net Change in Unrealized Gain On Available-for-Sale Securities, net of income taxes	—	—	—	—	—	—	—	—	—	—	—	—	—	(704)	(704)
Preferred stock dividend requirements and discount accretion	—	—	—	—	154	—	—	—	—	—	—	—	(990)	—	(836)

Balance, September 30, 2010	20,471	$20,471	1,024	$1,024	$(781)	—	$—	$—	14,341,898	$143	$150,817	$(164)	$(68,958)	$(286)	$102,266

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLORIDA BANK GROUP, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine months ended September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(17,126)	$(9,553)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,012	1,139
Amortization of deferred loan fees, net	(96)	(100)
Amortization of premium and discounts on securities, net	1,114	525
Provision for loan losses	15,651	14,902
Deferred income taxes	—	(5,715)
Gain on sale of securities available for sale	(85)	(3,188)
Loss on sale of foreclosed real estate	55	262
Write-down of foreclosed real estate	2,178	792
Other-than-temporary impairment of securities available for sale	—	549
Decrease (increase) in accrued interest receivable	734	(15)
Decrease in prepaid expenses and other assets	1,299	989
(Decrease) increase in accrued expenses and other liabilities	(218)	580
Decrease in official checks	(59)	(260)

Net cash provided by operating activities	4,459	907

Cash flows from investing activities:
Net decrease in loans	64,694	8,110
Proceeds from sales, maturities, calls and repayments of securities available for sale	26,217	153,597
Purchase of securities available for sale	—	(203,147)
Proceeds from sale of foreclosed real estate	834	7,770
Redemption of Federal Reserve Bank stock	1,353	449
Redemption of Federal Home Loan Bank stock	257	385
Net acquisition of premises and equipment	(224)	(985)

Net cash provided by (used in) investing activities	93,131	(33,821)

Cash flows from financing activities:
Net (decrease) increase in deposits	(88,149)	52,288
Net decrease in Federal Home Loan Bank advances	—	(4,000)
Proceeds from exercise of stock purchase warrants	23	—
Preferred Stock Issued, net of issuance costs	5,250	—
Preferred stock dividend requirements	—	(836)

Net cash (used in) provided by financing activities	(82,876)	47,452

Net increase in cash and cash equivalents	14,714	14,538
Cash and cash equivalents at beginning of period	40,301	29,361

Cash and cash equivalents at end of period	$55,015	$43,899

(Continued)

FLORIDA BANK GROUP, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited), Continued

(In thousands)

	Nine months ended September 30,
	2011	2010
Supplemental cash flow information:
Cash paid during the period for -
Interest	$9,706	$12,524

Noncash transactions:
Accumulated other comprehensive income (loss), change in unrealized gains (losses) on securities available for sale, net of income taxes in 2010	$6,144	$(704)

Transfer of loans to foreclosed real estate	$1,570	$7,261

Transfer of foreclosed real estate to loans	$—	$2,880

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

The Bank offers a wide range of commercial and retail banking services to businesses and individuals. In addition to traditional products and services, the Bank offers other products and services, such as debit cards, internet banking, and electronic bill payment services. Consumer loan products offered by the Bank include residential loans, home equity lines of credit, second mortgages, new and used auto loans, overdraft protection, and unsecured personal credit lines. Commercial and small business loan products include SBA loans, commercial real estate construction and term loans; working capital loans and lines of credit; demand, term and time loans; and equipment, inventory and accounts receivable financing.

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

In the opinion of management, the condensed consolidated financial statements contain all adjustments, which are those of a recurring nature, and disclosures necessary to present fairly the financial position of the Company as of September 30, 2011 and the results of operations and cash flows for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of results that may be expected for the entire year or any other interim period.

Note 2 – Securities Available for Sale.

The amortized cost and related market value of investment securities available-for-sale were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At September 30, 2011
Mortgage-backed securities	$153,795	$2,067	$(35)	$155,827
Mutual funds	517	5	—	522

Total	$154,312	$2,072	$(35)	$156,349

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At December 31, 2010
Mortgage-backed securities	$181,053	$134	$(4,228)	$176,959
Mutual funds	505	—	(13)	492

Total	$181,558	$134	$(4,241)	$177,451

Gross proceeds from the sale of securities classified as available for sale were $13.4 million for the nine months ended September 30, 2011 and resulted in gross gains of $85 and no losses. Gross proceeds from the sale of securities classified as available for sale was approximately $132.7 million for the nine months ended September 30, 2010 and resulted in gains of $3.3 million and gross losses of $0.1 million.

The following tables classify those securities in an unrealized loss position at September 30, 2011 and December 31, 2010, based upon length of time in a continuous loss position. The tables show the current fair value of the securities and the amount of unrealized loss for each category of investment:

	As of September 30, 2011
	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Mortgage-backed securities	$18	$6,569	$17	$6,051
Mutual funds	—	—	—	—

	$18	$6,569	$17	$6,051

	As of December 31, 2010
	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Mortgage-backed securities	$4,228	$167,130	$—	$—
Mutual funds	13	492	—	—

	$4,241	$167,622	$—	$—

The unrealized losses on investment securities available for sale were caused by market conditions. The Company plans to hold the securities for a period of time sufficient for the fair value of the securities to recover and it is not more likely than not that it will be required to sell the securities before recovery of their amortized cost basis. The losses are therefore not considered other-than-temporary at September 30, 2011.

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

For investment securities with unrealized losses greater than 12 months, management utilizes various resources, including input from independent third party firms to perform an analysis of expected future cash flows. Investment securities classified as available-for-sale or held-to-maturity are generally evaluated for OTTI under the provisions of ASC 320-10, Investments — Debt and Equity Securities. In determining OTTI, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

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

The table below provides a cumulative roll forward of credit losses through the nine months ended September 30, 2011, relating to the Company’s available for sale debt securities:

Balance at, January 1, 2011	$540
Additions for credit losses on securities not previously impaired	—
Reductions for securities sold during the period	—

Balance at, September 30, 2011	$540

Note 3 – Loans

The components of loans were as follows:

	As of
	September 30, 2011	December 31, 2010
Commercial	$34,992	$47,475
Commercial Real Estate	293,254	329,487
Residential Real Estate	176,514	203,488
Consumer Loans	8,050	12,879

	512,810	593,329

Less:
Net deferred fees	(251)	(454)
Allowance for loan losses	(22,333)	(20,830)

Loans, Net	$490,226	$572,045

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

Commercial. Commercial loans are primarily based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. The cash flows of borrowers, however, may not be as expected and the collateral securing these loans may fluctuate in value. Most commercial loans are secured by the assets being financed or other business assets, such as accounts receivable, inventory, or equipment, and may include a personal guarantee of the owners. Some short-term loans may be made on an unsecured basis.

Commercial Real Estate. Commercial real estate loans are underwritten based upon standards set forth in policies approved by the company’s board of directors (the “Board”). These loans consist of loans to finance construction, real estate purchases, expansion and improvements to commercial properties. These loans are secured by first liens on office buildings, churches, apartments, warehouses, manufacturing facilities, retail and mixed use properties located within the market area. The Company’s underwriting analysis includes credit verification, independent appraisals, a review of the borrower’s financial condition, and an analysis of the borrower’s underlying cash flows. Commercial real estate loans are usually larger than residential loans and involve greater credit risk. The Company monitors construction loans with third-party inspections and requires the receipt of lien waivers on funds advanced. The repayment of commercial real estate loans largely depends on the results of operations and management of these properties.

Residential Real Estate. Residential real estate loans are underwritten in accordance with policies set forth and approved by the Board, including repayment capacity and source, value of the underlying property, credit history and stability. Residential real estate loans include 1-4 family primary, secondary and investment properties, 1-4 family single family construction loans (owner occupied) and multi-family housing. These loans are approved based on an analysis of the borrower and guarantor, the viability of the project and on an acceptable percentage of the appraised value of the property. The Company monitors the construction loans with on-site third-party inspections and requires the receipt of lien waivers on funds advanced.

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

An analysis of the changes in the allowance for loan losses for the three and nine month periods ended September 30, 2011 and 2010 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Balance At Beginning Of Period	$21,399	$25,545	$20,830	$21,342
Charge-Offs	(2,719)	(7,164)	(16,611)	(15,354)
Recoveries	1,496	11	2,463	463
Provision For Loan Losses	2,157	2,961	15,651	14,902

Balance At End Of Period	$22,333	$21,353	$22,333	$21,353

The following table sets forth the changes in the allowance and an allocation of the allowance by loan category as of September 30, 2011. The allocation of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off. The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component covers non-impaired loans and is based on historical loss experience adjusted for current economic factors described above.

	At September 30, 2011
	Commercial	Commercial Real Estate	Residential Real Estate	Consumer Loans	Total
Allowance for credit losses:

Three Months Ending September 30, 2011
Balance at beginning of period	$1,859	$14,730	$4,539	$271	$21,399
Charge-offs	(96)	(1,612)	(935)	(76)	(2,719)
Recoveries	182	145	151	1,018	1,496
Provision for loan losses	(329)	(241)	3,745	(1,018)	2,157

Balance at end of period	$1,616	$13,022	$7,500	$195	$22,333

Nine Months Ending September 30, 2011
Balance at beginning of period	$868	$15,518	$4,232	$212	20,830
Charge-offs	(1,881)	(7,910)	(5,457)	(1,363)	(16,611)
Recoveries	294	542	601	1,026	2,463
Provision for loan losses	2,335	4,872	8,124	320	15,651

Balance at end of period	$1,616	$13,022	$7,500	$195	$22,333

Ending balance: individually evaluated for impairment	$993	$7,519	$3,802	$55	$12,369

Ending balance: collectively evaluated for impairment	$623	$5,503	$3,698	$140	$9,964

Loans:
Ending balance	$34,992	$293,254	$176,514	$8,050	$512,810

Ending balance: individually evaluated for impairment	$2,509	$42,937	$20,963	$136	$66,545

Ending balance: collectively evaluated for impairment	$32,483	$250,317	$155,551	$7,914	$446,265

	At December 31, 2010
	Commercial	Commercial Real Estate	Residential Real Estate	Consumer Loans	Total

Allowance for credit losses:

Balance at beginning of year	$2,136	$13,081	$5,393	$732	$21,342
Charge-offs	(4,563)	(16,420)	(6,965)	(1,258)	(29,206)
Recoveries	365	6	133	—	504
Provision for loan losses	2,930	18,851	5,671	738	28,190

Balance at end of year	$868	$15,518	$4,232	$212	$20,830

Ending balance: individually evaluated for impairment	$225	$7,870	$1,692	$103	$9,890

Ending balance: collectively evaluated for impairment	$643	$7,648	$2,540	$109	$10,940

Loans:
Ending balance	$47,475	$329,487	$203,488	$12,879	$593,329

Ending balance: individually evaluated for impairment	$1,573	$36,468	$18,784	$3,258	$60,083

Ending balance: collectively evaluated for impairment	$45,902	$293,019	$184,704	$9,621	$533,246

Loan Impairment and Credit Losses.

The following is an analysis of impaired loans:

	At September 30, 2011			Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded: (1)
Commercial	$1,284	$8,152	$—	$1,262	$80	$1,250	$220
Commercial Real Estate	18,444	28,731	—	17,415	591	17,956	965
Residential Real Estate	9,352	15,580	—	9,692	159	9,105	451
Consumer Loans	59	101	—	1,114	(126)	58	1

Total	$29,139	$52,564	$—	$29,483	$704	$28,369	$1,637

With an allowance recorded:
Commercial	$1,226	$1,282	$993	$869	$—	$1,193	$18
Commercial Real Estate	24,493	26,216	7,519	23,763	53	23,845	367
Residential Real Estate	11,610	12,288	3,802	8,662	294	11,303	416
Consumer Loans	77	82	55	88	—	75	—

Total	$37,406	$39,868	$12,369	$33,382	$347	$36,416	$801

Total	$66,545	$92,432	$12,369	$62,865	$1,051	$64,785	$2,438

(1)	Includes loans with partial charge-offs of $19,394 with net carrying values of $24,297 at September 30, 2011.

	At December 31, 2010			Full Year 2010
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:(2)
Commercial	$1,212	$5,068	$—	$1,090	$282
Commercial Real Estate	16,278	26,612	—	14,650	1,138
Residential Real Estate	13,506	19,185	—	12,155	584
Consumer Loans	3,032	4,032	—	2,729	156

Total	$34,028	$54,897	$—	$30,624	$2,160

With an allowance recorded:
Commercial	$362	$368	$225	$326	$17
Commercial Real Estate	20,190	23,502	7,870	18,171	359
Residential Real Estate	5,277	5,571	1,692	4,749	139
Consumer Loans	226	226	103	203	14

Total	$26,055	$29,667	$9,890	$23,449	$529

Total	$60,083	$84,564	$9,890	$54,073	$2,689

(2)	Includes loans with partial charge-offs of $20,459 with net carrying values of $29,647 at December 31, 2010.

All loans are considered collateral dependent as of September 30, 2011 and December 31, 2010.

Nonaccrual Loans

The following is an analysis of nonaccrual loans as of September 30, 2011:

	Recorded Investment	Unpaid Principal Balance

Commercial	$2,510	$9,434
Commercial Real Estate	32,605	44,615
Residential Real Estate	13,197	20,102
Consumer Loans	136	184

Total	$48,448	$74,335

The following is an analysis of nonaccrual loans as of December 31, 2010:

	Recorded Investment	Unpaid Principal Balance
Commercial	$1,573	$5,436
Commercial Real Estate	33,907	47,552
Residential Real Estate	18,506	24,478
Consumer Loans	3,071	4,071

Total	$57,057	$81,537

The tables below summarize the payment status of loans in our total loan portfolio, including an aging of delinquent loans and loans 90 days or more past due and the credit quality of the Company’s loan portfolio. The delinquency aging includes all past due loans, both performing and nonperforming, as of September 30, 2011 and December 31, 2010:

As of September 30, 2011

	30-59 Days	60-89 Days	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing

Commercial	$—	$—	$2,510	$2,510	$32,482	$34,992	$—
Commercial Real Estate	282	—	32,605	32,887	260,367	293,254	—
Residential Real Estate	596	—	13,197	13,793	162,721	176,514	—
Consumer Loans	91	—	136	227	7,823	8,050	—

Total	$969	$—	$48,448	$49,417	$463,393	$512,810	$—

As of December 31, 2010

	30-59 Days	60-89 Days	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing

Commercial	$907	$861	$1,573	$3,341	$44,134	$47,475	$—
Commercial Real Estate	7,156	2,205	33,907	43,268	286,219	329,487	—
Residential Real Estate	3,294	662	18,506	22,462	181,026	203,488	—
Consumer Loans	455	210	3,071	3,736	9,143	12,879	—

Total	$11,812	$3,938	$57,057	$72,807	$520,522	$593,329	$—

The credit quality of the loan portfolio at September 30, 2011 based on internally assigned grades follows:

Risk Rating	Commercial	Commercial Real Estate	Residential Real Estate	Consumer Loans	Total	% of Total

Pass	$26,101	$220,465	$142,487	$6,725	$395,778	77.2%
Special mention	1,153	19,197	2,717	2	23,069	4.5%
Substandard	5,229	20,987	18,112	1,187	45,515	8.9%
Substandard Non-Accrual	2,509	32,605	13,198	136	48,448	9.4%
Doubtful/Loss	—	—	—	—	—	0.0%

Total	$34,992	$293,254	$176,514	$8,050	$512,810	100.0%

The credit quality of the loan portfolio at December 31, 2010 based on internally assigned grades follows:

Risk Rating	Commercial	Commercial Real Estate	Residential Real Estate	Consumer Loans	Total	% of Total

Pass	38,983	240,427	158,525	8,276	446,211	75.2%
Special mention	653	18,224	6,433	234	25,544	4.3%
Substandard	6,266	36,929	20,024	1,298	64,517	10.9%
Substandard Non-Accrual	1,393	33,907	18,481	3,071	56,852	9.6%
Doubtful/Loss	180	—	25	—	205	0.0%

Total	$47,475	$329,487	$203,488	$12,879	$593,329	100.0%

Internally assigned loan grades are defined as follows:

•	Pass—Loan’s primary source of repayment is satisfactory, with secondary sources very likely to be realized if necessary.

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

Modifications

The Company’s loan portfolio includes certain loans that have been modified in a troubled debt restructuring (TDR). A modification of a loan constitutes a TDR when a borrower is experiencing financial difficulty and the modification constitutes a concession. The Company offers various types of concessions when modifying a loan, which could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. However, forgiveness of principal is granted on an infrequent basis. Commercial and industrial loans modified in a TDR often involve temporary interest-only payments or term extensions. Additional collateral, a co-borrower, or a guarantor is often requested. Commercial mortgage and construction loans modified in a TDR often involve reducing the interest rate for the remaining term of the loan, extending the maturity date at an interest rate lower than the current market rate for new debt with similar risk. Construction loans modified in a TDR may also involve extending the interest-only payment period. Residential mortgage loans modified in a TDR are primarily comprised of loans where monthly payments are lowered to accommodate the borrowers’ financial needs for a period of time. During that time, the borrower’s entire monthly payment may be applied to principal. After the lowered monthly payment period ends, the borrower may revert back to paying principal and interest per the original terms with the maturity date adjusted accordingly if payment history is satisfactory.

Loans modified in a TDR may already be on non-accrual status and partial charge-offs have in some cases already been taken against the outstanding loan balance. As a result, loans modified in a TDR for the Company may have the financial effect of increasing the specific allowance associated with the loan. An allowance for impaired loans that have been modified in a TDR is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the estimated fair value of the collateral, less any selling costs, if the loan is collateral dependent.

The following presents by class, information related to loans modified in a TDR during the three and nine months ended September 30, 2011:

	Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
Trouble Debt Restructuring (1) (Dollars in thousands)	Number of Modifications Resulting in TDRs	Recorded TDR Investment	Allowance at end of Period	Number of Modifications Resulting in TDRs	Recorded TDR Investment	Allowance at end of Period
Commercial	—	$—	$—	1	$125	$125
Commercial real estate	1	711	204	8	5,575	1,532
Residential real estate	2	131	—	13	2,203	13

Total	3	$842	$204	22	$7,903	$1,670

(1)	The period end balances are inclusive of all partial paydowns and charge-offs since the modification date. Loans modified in a TDR that were fully paid down, charged off, or foreclosed upon by period end are not reported.

The following presents by class, loans modified in a TDR from October 1, 2010 through September 30, 2011 that subsequently defaulted (i.e., 30 days or more past due following a modification) during the three and nine months ended September 30, 2011:

	Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011
Trouble Debt Restructuring (1) (Dollars in thousands)	Number of Defaults	Recorded TDR Investment	Number of Defaults	Recorded TDR Investment
Commercial real estate	2	$1,819	3	2,060
Residential real estate	4	754	4	754

Total	6	$2,573	7	$2,814

(1)	The period end balances are inclusive of all partial paydowns and charge-offs since the modification date. Loans modified in a TDR that were fully paid down, charged off, or foreclosed upon by period end are not reported.

As of September 30, 2011, we had $8.5 million of performing loans classified as TDRs.

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

A summary of the notional amounts of the Company’s financial instruments at September 30, 2011, with off-balance-sheet risk was as follows:

Contract Amount
Unfunded loan commitments	$1,590

Unused lines of credit	$55,447

Standby letters of credit	$350

To help meet the funding needs noted above, the Company has available borrowing capacity from various sources including lines of credit with the FHLB. As of September 30, 2011, the Company had $32.6 million of letters of credit with the FHLB.

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

Stock options vest over a three year period. In 2008, the Company accelerated the vesting of all stock options and at December 31, 2008 all stock options became fully vested and no stock options have been granted since 2008. There were no options exercised during the nine months ended September 30, 2011 and 2010. At September 30, 2011, 1,065,083 shares remain available for grant under the plan. A summary of stock option transactions follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Intrinsic Value
Outstanding at December 31, 2010	539,250	$15.57
Options forfeited	(79,000)	$14.61

Outstanding and exercisable at September 30, 2011	460,250	$15.74	5.28	—

Note 6 – Restricted Stock Plan

During 2010, the Company adopted a 2010 Restricted Stock Plan (the “Plan”). Under the Plan, the Company may issue a maximum 750,000 with a maximum of 75,000 that can be granted to independent directors and a maximum of 350,000 shares to be granted in any one calendar year. No shares have been issued under the Plan.

Note 7 – Unregistered Sale of Equity Securities

On June 30, 2011 the Company closed a private placement offering resulting in the issuance of 5,107 shares of its Non-Cumulative Perpetual Series C Preferred Stock (“Series C Preferred Stock”) to accredited investors for an aggregate purchase price of $5.1 million in cash consideration, or $1,000 per share. In addition, during the three months ended September 30, 2011, the Company sold an additional 150 shares of its Series C preferred Stock to accredited investors for an aggregate purchase price of $150 in cash considerations.

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

The $5.3 million proceeds from the sale of the Series C Preferred Stock were allocated between the Series C Preferred Stock and the Warrants based on the ratio of the estimated fair value of the Warrants to the aggregate estimated fair value of both the Series C Preferred Stock and the Warrants. The value of the Warrants was computed to be $1.7 million using the Black-Scholes model with the following inputs: current stock price of $0.27; expected dividend yield of 0.00%; expected stock volatility of 16.5%; risk-free interest rate of .10% and expected life of 0.5 years. The allocation of the $5.3 million of proceeds to the Warrants was recorded as a “preferred stock discount” against the Preferred Shares, with a corresponding and equal entry to additional paid in capital in the amount of $1.3 million computed as follows ($1.7 million divided by the sum of ($5.3 million plus $1.7 million) multiplied by the transaction proceeds of $5.3 million). This discount was fully amortized as of September 30, 2011 and increased the net loss available to common stockholders. Management estimated a common stock price for the sole and limited purpose of allocating the fair value of the

Warrants and Preferred Shares. Since our common stock is not actively traded, management estimated the stock price by applying the median quoted price to book value multiples of a population of publicly traded, Florida based banks which had the following characteristics: assets between $200 million and $2 billion; nonperforming assets divided by tangible equity capital and loan loss reserves between 50% and 200%; not involved in a pending merger or recapitalization transaction. There can be no assurance that this stock price would represent the price at which the shares trade in the marketplace and there is no assurance that shares of our common stock could be bought or sold at that price.

Note 8 – Fair Value of Financial Instruments

The estimated fair values of the Company’s financial instruments were as follows:

	At September 30, 2011		At December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$55,015	$55,015	$40,301	$40,301
Available-for-sale securities	156,349	156,349	177,451	177,451
Loans, net	490,226	504,621	572,045	585,278
Federal Home Loan Bank Stock	4,775	4,775	5,032	5,032
Federal Reserve Bank Stock	1,428	1,428	2,781	2,781
Accrued interest receivable	1,741	1,741	2,475	2,475

Financial liabilities:
Deposits	$624,185	$628,935	$712,334	$717,942
Federal Home Loan Bank Advances	67,700	77,068	67,700	75,782
Accrued interest payable	590	590	901	901

Financial assets subject to fair value measurements on a recurring basis are as follows:

	Fair Value Measurements at September 30, 2011 Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of September. 30, 2011:

Available for sale securities	$156,349	$—	$156,349	$—

	Fair Value Measurements at December 31, 2010 Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2010:

Available for sale securities	$177,451	$—	$177,451	$—

No securities were transferred in or out of level 1, 2, or 3 during the first nine months of 2011 or during the year end 2010.

Impaired collateral-dependent loans are carried at fair value when the current collateral value is lower than the carrying value of the loan. Foreclosed real estate is carried at fair value less estimated selling costs. Those impaired collateral-dependent loans and foreclosed real estate at September 30, 2011, which are measured at fair value on a nonrecurring basis are as follows:

	Fair Value	Level 1	Level 2	Level 3	Total Losses	Losses Recorded in Operations For the Nine Months Ended September 30, 2011
As of September 30, 2011:

Impaired loans (1)
Commercial	$1,391	$—	$—	$1,391	$4,657	$1,167
Commercial Real Estate	31,792	—	—	31,792	21,851	7,811
Residential Real Estate	16,088	—	—	16,088	10,248	6,639
Consumer Loans	64	—	—	64	125	63

Total	$49,335	$—	$—	$49,335	$36,881	$15,680

Foreclosed real estate	$5,521	$—	$—	$5,521	$2,613	$2,164

(1)	Loans with a total carrying value of $4.8 million were measured for impairment using Level 3 inputs and had fair values in excess of carrying values.

	Fair Value	Level 1	Level 2	Level 3	Total Losses	Losses Recorded in Operations For the Year Ended December 31, 2010
As of December 31, 2010:

Impaired loans (1)
Commercial	$504	$—	$—	$504	$4,029	$3,960
Commercial Real Estate	27,530	—	—	27,530	22,004	14,956
Residential Real Estate	14,623	—	—	14,623	7,179	5,896
Consumer Loans	3,155	—	—	3,155	1,138	959

Total	$45,812	$—	$—	$45,812	$34,350	$25,771

Foreclosed assets	$7,018	$—	$—	$7,018	$499	$499

(1)	Loans with a total carrying value of $4.4 million were measured for impairment using Level 3 inputs and had fair values in excess of carrying values.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and percentages (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of September 30, 2011, that the Company and the Bank met all capital adequacy requirements to which they were subject.

As of September 30, 2011, the most recent notification from the regulatory authorities categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized an institution must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage percentages as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category. The Company’s and the Bank’s actual capital amounts and percentages are also presented in the following table:

	Actual		For Capital Adequacy Purposes		For Well Capitalized Purposes
As of September 30, 2011:	Amount	%	Amount	%	Amount	%

Total Capital to Risk-Weighted Assets:
Consolidated	$52,367	10.38%	$40,377	8.00%	N/A	N/A
Bank	52,098	10.33%	40,365	8.00%	$50,456	10.00%

Tier One Capital to Risk-Weighted Assets
Consolidated	$40,603	8.04%	$20,189	4.00%	N/A	N/A
Bank	45,593	9.04%	20,182	4.00%	$30,274	6.00%

Tier One Capital to Average Assets
Consolidated	$40,603	5.32%	$30,544	4.00%	N/A	N/A
Bank	45,593	5.97%	30,537	4.00%	$38,172	5.00%

	Actual		For Capital Adequacy Purposes		For Well Capitalized Purposes
As of December 31, 2010:	Amount	%	Amount	%	Amount	%

Total Capital to Risk-Weighted Assets:
Consolidated	$65,242	11.06%	$47,204	8.00%	N/A	N/A
Bank	64,854	10.98%	47,265	8.00%	$59,082	10.00%

Tier One Capital to Risk-Weighted Assets
Consolidated	$57,700	9.78%	$23,602	4.00%	N/A	N/A
Bank	57,303	9.70%	23,633	4.00%	$35,449	6.00%

Tier One Capital to Average Assets
Consolidated	$57,700	6.46%	$35,702	4.00%	N/A	N/A
Bank	57,303	6.48%	35,387	4.00%	$44,234	5.00%

Note 10 – Loss Per Common Share

Basic and diluted loss per share of common stock has been computed based on the weighted-average number of shares of common stock outstanding as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Weighted average number of shares outstanding	15,654,831	14,329,315	14,663,418	14,329,315

Basic and diluted loss per share is the same for these interim periods because of the Company’s net loss position.

Note 11 – Recent Accounting Standards Update

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-08, “Intangibles — Goodwill and Other (Topic 350) — Testing Goodwill for Impairment.” ASU 2011-08 allows an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of the reporting unit. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company does not expect ASU 2011-08 to have an impact on its financial statements and disclosures.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income,” which eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Under ASU 2011-05, an entity can elect to present items of net income and other comprehensive income in one continuous statement — referred to as the statement of comprehensive income — or in two separate, but consecutive, statements. Each component of net income and each component of other comprehensive income, together with totals for comprehensive income and its two parts — net income and other comprehensive income, would need to be displayed under either alternative. The statement(s) would need to be presented with equal prominence as the other primary financial statements. ASU 2011-05 is effective as of the beginning of a fiscal year that begins after December 15, 2011 and interim and annual periods thereafter. The Company is currently assessing the impact of ASU 2011-03 on its financial statements and disclosures.

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

In April 2011, the FASB issued ASU No. 2011-02 “Receivables (Topic 310) — A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.” ASU 2011-02 clarifies whether loan modifications constitute troubled debt restructuring. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties. ASU 2011-02 was effective for the first interim and annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. The impact of ASU 2011-02 on the Company’s financial statements and disclosures is reflected in Note 3 - Loans.

In December 2010, the FASB issued ASU No. 2010-29 “Business Combinations (Topic 805) — Disclosure of Supplementary Pro Forma Information for Business Combinations.” If a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. ASU 2010-29 also expands the supplementary pro forma disclosures. ASU 2010-29 was effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. ASU 2010-29 will only affect the Company if there are future business combinations.

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

The Company took all the necessary actions to promptly address and comply with all the provisions of the Regulatory Agreement.

Prior to the payment of dividends on the Company’s preferred stock issued under the U.S. Treasury Department’s Capital Purchase Program (CPP Dividends), it must request and be granted approval by the FRB. The Company has not paid dividends on its preferred stock for the last four quarters as a result of its agreement with the FRB that the Company will not pay any cash dividends without prior approval from the FRB. At September 30, 2011, the Company had $1.3 million in unpaid dividends owing on its preferred stock. To date, the Company has deferred four quarterly dividend payments. If the Company misses six quarterly dividend payments, whether or not consecutive, the U.S. Treasury will have the right to appoint two directors and/or observers to the Company’s Board of Directors until all accrued and unpaid dividends have been paid.

Florida Bank Group, Inc.

Review by Independent Registered Public Accounting Firm

Hacker, Johnson & Smith PA, the Company’s independent registered public accounting firm, has made a limited review of the financial data as of September 30, 2011, and for the three and nine month periods ended September 30, 2011 and 2010 presented in this document, in accordance with standards established by the Public Company Accounting Oversight Board.

The report of Hacker, Johnson & Smith PA, furnished pursuant to Article 10 of Regulation S-X, is included on the following page herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Florida Bank Group, Inc.

Tampa, Florida:

We have reviewed the accompanying condensed consolidated balance sheet of Florida Bank Group, Inc. (the “Company”) as of September 30, 2011 and the related condensed consolidated statements of operations and other comprehensive income (loss) for the three and nine month periods ended September 30, 2011 and 2010, and the related condensed consolidated statements of changes in stockholders’ equity and cash flows for the nine month periods ended September 30, 2011 and 2010. These interim condensed consolidated financial statements are the responsibility of the Company’s management.

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

November 10, 2011

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

Business Overview

We are a bank holding company under the Bank Holding Company Act of 1956, as amended, headquartered in Tampa, Florida. We were incorporated on January 12, 2007, under the laws of the State of Florida. We are the sole shareholder of Florida Bank, a Florida chartered commercial bank that provides a wide range of business and consumer financial services in its target marketplace. The Bank currently operates 14 banking offices located in Hillsborough, Pinellas, Duval, St. Johns, Manatee and Leon counties, Florida. As of September 30, 2011, we had $744.3 million in total assets, including $490.2 million in net loans, and $624.2 million in deposits.

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

QUARTERLY PERFORMANCE OVERVIEW AND HIGHLIGHTS

•

Our net interest income after provision for loan loss was up $3.5 million compared to the second quarter of 2011 and up $0.2 million compared to the three month period ended September 30, 2010. This increase is mostly the result of lower interest expense and lower loan loss provisions.

•

Our provision for loss continued the downward trend as the provision for the third quarter of 2011 was down $3.6 from the prior quarter ended June 30, 2011, down $5.6 million from the quarter ended March 31, 2011 and down $0.8 million compared to the three month period ended September 30, 2010. The provision was $2.2 million, $5.7 million, $7.8 million and $3.0 million for the quarters ended September 30, 2011, June 30, 2011, March 30, 2011 and September 30, 2010, respectively.

•

Our noninterest income for the third quarter of 2011 reflects an unfavorable change of $3.1 million over the same period in 2010, primarily as a result of a $3.2 million net gain on the sale of securities available for sale recorded in the third quarter of 2010 not repeated in 2011.

•

Our noninterest expenses at September 30, 2011 were up $0.3 million compared to the same period in 2010, primarily due to a $1.6 million increase in the write-down of foreclosed real estate. However, as a partial offset to this increase, we had decreases in salaries and employee benefits expenses of $0.7 million, decreases in occupancy of $0.3 million and decreases in professional fees of $0.2 million.

•

Our recorded investment in non-performing assets at September 30, 2011(comprised of nonaccrual loans and foreclosed real estate), reflects a continued downward trend as total non-performing assets were down 8.3% compared to the June 30, 2011 balance, down 17.0% compared to the March 31, 2011 balance and down 15.1% compared to December 31, 2010 balance.

•

Total past due loans continued the positive downward trend as total past due loans as a percentage of total loans were 9.6% at September 30, 2011, 10.9% at June 30, 2011, 11.7% at March 31, 2011 and 12.3% at December 31, 2010.

•

As of September 30, 2011, total assets were $744.3 million compared to $838.4 million at December 31, 2010, a decrease of $94.1 million or 11.2%. The notable decreases in assets reflect decreases of $81.8 million in net loans and $21.1 million in investment securities offset in part by a $14.7 million increase in cash and cash equivalents. The reduction in the net loan balance reflects a combination of decreased loan demand, loan payoffs and loan charge offs and the decrease in investment securities is attributable to sales and repayments.

•

As of September 30, 2011, the allowance for loan losses was 4.4% of total loans and represented 46.1% of non-performing loans compared to 3.5% of total loans and representing 36.5% of non-performing loans at December 31, 2010.

•

We had an $11.5 million increase in non-interest bearing demand deposits during the nine month period ending September 30, 2011. However, our total deposits, as of September 30, 2011, were down $88.1 million or 12.4% compared to December 31, 2010. This decrease included decreases in money market deposits of $53.5 million, time deposits of $33.7 million and interest-bearing demand and savings deposits of $12.5 million.

RESULTS OF OPERATIONS

Summary of Results of Operation for the Three Months Ended September 30, 2011 and 2010

Following is a condensed operations summary for the three months ended September 30, 2011 and 2010 (in thousands, except per share amounts):

	For the Three Months Ended
	September 30, 2011	September 30, 2010	2011 vs. 2010	Change %
Interest Income	$8,066	$9,599	$(1,533)	-16.0%
Interest Expense	2,907	3,848	(941)	-24.5%

Net Interest Income	5,159	5,751	(592)	-10.3%
Provision for Loan Losses	2,157	2,961	(804)	-27.2%
Noninterest income	679	3,809	(3,130)	-82.2%
Noninterest expenses	7,202	6,920	282	4.1%

Loss before income tax benefit	(3,521)	(321)	(3,200)	996.9%
Income tax benefit	—	(114)	114	-100.0%

Net Loss	(3,521)	(207)	(3,314)	1601.0%
Preferred stock dividend and discount accretion	(367)	(330)	(37)	11.2%

Net loss available to common stockholders	$(3,888)	$(537)	$(3,351)	624.0%

Loss per common share - basic and diluted	$(0.25)	$(0.04)	$(0.21)	525.0%

Selected Operating Ratios:
Return on Average Assets	-2.04%	-0.25%
Return on Average Equity	-31.13%	-2.03%
Equity to Assets Ratio	6.44%	11.78%

Net Loss

The factors affecting the $3.3 million increase in net loss are displayed in the table above. A more detailed discussion of each major component of our financial performance is provided below.

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

The decrease in our net interest income was mostly due to a decrease in loan balances, primarily resulting from accelerated loan payoffs and a decrease in loan demand. Partially offsetting the decrease in interest income was a decrease in our interest expense, which was mostly the result of decreases in our deposit balances and related rates, for time deposits and money market instruments, which were repriced at much lower rates. Time deposits carry a fixed rate of interest to maturity and most of our borrowings provide for a fixed rate of interest until maturity or conversion date. The average balance and interest rate paid on time deposits for the three month period ended September 30, 2011, was $337.3 million and 1.99% respectively, compared to an average balance and interest paid of $338.7 million and 2.73%, respectively, for the same period in 2010.

The decrease in interest on loans was primarily the result a reduction in our average loan balances and the effects of an $8.4 million increase in non-accruing loans for the three month period ending September 30, 2011 compared to the same period in 2010. Average loan balances were $528.4 million at September 30, 2011, a decrease of $101.4 million from the average loan balance at September 30, 2010.

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

($ in thousands)

	September 30, 2011			September 30, 2010
	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS
Loans	$528,432	$7,055	5.30%	$629,863	$8,453	5.32%
Securities available for sale	159,035	950	2.37%	140,064	1,075	3.04%
Other interest-earning assets	55,695	61	0.43%	48,108	71	0.59%

Total Earning Assets	743,162	8,066	4.31%	818,035	9,599	4.66%

Cash & Due from Banks	3,702			2,632
Allowance For Loan Losses	(20,050)			(25,561)
Other Assets	37,322			67,756

Total Assets	$764,136			$862,862

LIABILITIES
Demand	$60,353	$87	0.57%	$69,450	$137	0.78%
Savings	9,491	9	0.38%	11,068	15	0.54%
Money Market	158,153	399	1.00%	188,668	598	1.26%
Time	337,346	1,688	1.99%	338,748	2,327	2.73%

Total Interest Bearing Deposits	565,343	2,183	1.53%	607,934	3,077	2.01%

FHLB advances	67,700	724	4.24%	77,700	771	3.94%

Total Interest Bearing Liabilities	633,043	2,907	1.82%	685,634	3,848	2.23%

Noninterest bearing Deposits	77,150			64,724
Other Liabilities	3,841			7,365

Total Liabilities	714,034			757,723

Total Shareholder’s Equity	50,102			105,139

Total Liabilities & Shareholder’s Equity	$764,136			$862,862

Interest Rate Spread			2.49%			2.43%

Net Interest Income		$5,159			$5,751

Net Interest Margin			2.75%			2.79%

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

Provision for Loan Losses

The provision for loan losses for the quarter ended September 30, 2011 was $2.2 million compared to $3.0 million for the quarter ended September 30, 2010. Some of the provision decrease reflects the fact that the higher provision recorded during the 2010 period, was in response to effects of the significant contraction of commercial and residential real estate activity and the ripple effect on our local economies resulting in an increase in nonperforming loans, the significant reduction in the fair values of loan collateral and an increase in our net loan charge-off experience. As a result of the higher reserves being recorded in the 2010 period and a moderation in the decline in the fair values of collateral, the amount of provision required for the current period has decreased. Charge-offs, net of recoveries, in the third quarter of 2011 totaled $1.2 million compared to $7.2 million in the same period in 2010.

Management performs regular internal loan reviews and regularly engages the services of third party loan review firms to obtain an independent review of our loans. In addition, various regulatory agencies, as an integral part of their examination process, review our allowance for loan losses. Management considers the results of each of these reviews in establishing its estimated allowance for loan losses. We will continue to monitor the credit quality of the loan portfolio in order for management to record the provision which represents its best estimate as of the financial statement date.

While there is some recently published information on the state and local economies indicating that the trend of local economic contractions may be reaching a plateau, we cannot be sure how long the economic contraction will continue. Consequently, we may experience higher levels of delinquent and nonperforming loans, which may require higher provisions for loan losses, higher charge-offs and higher collection related expenses in future periods.

Noninterest Income

Our noninterest income for the third quarter of 2011 reflects an unfavorable change of $3.1 million over the same period in 2010, primarily as a result of a $3.2 million net gain on the sale of securities available for sale recorded in the third quarter of 2010 not repeated in 2011.

Noninterest Expense

The table below reflects the major components of noninterest expense (in thousands):

	Three Months Ended September 30,
	2011	2010	change	%
Salaries and employee benefits	$2,635	$3,324	(689)	-20.7%
Occupancy	1,160	1,428	(268)	-18.8%
Data processing	347	291	56	19.2%
Stationary, printing and supplies	59	67	(8)	-11.9%
Business development	44	114	(70)	-61.4%
Insurance, including deposit insurance premium	532	545	(13)	-2.4%
Professional fees	224	426	(202)	-47.4%
Marketing	9	14	(5)	-35.7%
Loss on sale of foreclosed real estate	50	127	(77)	-60.6%
Write-down of foreclosed real estate	1,764	150	1,614	1076.0%
Foreclosed real estate expense	156	142	14	9.9%
Other	222	292	(70)	-24.0%

Total noninterest expenses	$7,202	$6,920	282	4.1%

The factors contributing to the $0.3 million, or 4.1%, increase in noninterest expense for the three months ended September 30, 2011, compared to the same period in 2010 are noted in the table above. Explanations for significant changes are as follows: (a) a $1.6 million increase in the write-down of foreclosed real estate results from shortfalls identified by current updated appraisals. Partially offsetting this increase in noninterest expenses were the following decreases: (b) a $0.7 million decrease in salary and employee benefits mostly resulting from a third quarter of 2010 reduction in force which resulted in the elimination of 19 employee positions and employee attrition. The purpose of the reduction in force was to more closely align our expense structure with our related revenues. Under our current operating structure, this specific action could result in a $2.0 million reduction in salary and benefit expenses on an annualized basis; (c) There were further reductions in personnel through attrition and as a result of two branch closures in the fourth quarter of 2010. Our total full-time employees were 130 at September 30, 2011 compared to 150 at September 30, 2010; (d) a $0.3 million decrease in occupancy expenses primarily resulting from the closure of two branch locations during 2010 and the sublease of excess office space in our downtown Jacksonville and Tampa, Florida locations and (e) a $0.2 million decrease in professional fees are the result of expenses related to merger activities in the third quarter of 2010 not being incurred in the third quarter of 2011.

Income Tax Benefit

During the third quarter of 2010, we recorded an income tax benefit of $0.1 million, however, we did not record an income tax benefit during the third quarter of 2011 because at the end of 2010, we determined that significant negative evidence existed that led us to conclude that it was more likely than not that we would not realize any portion of the deferred tax asset that was previously recorded, and therefore placed a full valuation allowance on the deferred taxes. As of September 30, 2011, we have not changed our position. As a result of this position, we will not recognize any income tax benefit that result from our net operating losses during the quarter.

Summary of Results of Operation for the Nine months Ended September 30, 2011 and 2010

Following is a condensed earnings summary for the nine months ended September 30, 2011 and 2010 (in thousands, except per share amounts):

	For the Nine Months Ended
	September 30, 2011	September 30, 2010	2011 vs. 2010	Change %
Interest Income	$25,175	$29,025	$(3,850)	-13.3%
Interest Expense	9,395	12,097	(2,702)	-22.3%

Net Interest Income	15,780	16,928	(1,148)	-6.8%
Provision for Loan Losses	15,651	14,902	749	5.0%
Noninterest income	1,804	4,357	(2,553)	-58.6%
Noninterest expenses	19,034	21,651	(2,617)	-12.1%

Loss before income tax expense (benefit)	(17,101)	(15,268)	(1,833)	12.0%
Income tax expense (benefit)	25	(5,715)	5,740	-100.4%

Net Loss	(17,126)	(9,553)	(7,573)	79.3%
Preferred stock dividend and discount accretion	(2,279)	(990)	(1,289)	130.2%

Net loss available to common stockholders	$(19,405)	$(10,543)	$(8,862)	84.1%

Loss per common share - basic and diluted	$(1.32)	$(0.74)	$(0.58)	79.9%

Selected Operating Ratios:
Return on Average Assets	-4.90%	-1.66%
Return on Average Equity	-78.66%	-12.67%
Equity to Assets Ratio	6.44%	11.78%

Net Loss

The factors affecting the $7.6 million increase in net loss are displayed in the table above. A more detailed discussion of each major component of our financial performance is provided below.

Net Interest Income

The decrease in our net interest income was mostly due to a decrease in loan balances, primarily resulting from accelerated loan payoffs and a decrease in loan demand. Average loan balances were $557.7 million at September 30, 2011, a decrease of $80.2 million from the average loan balance at September 30, 2010. Partially offsetting this decrease was a decrease in our interest expense, which was mostly the result of decreases in our deposit rates, primarily related to time deposits which were repriced at a much lower rate, and to a lesser extent, our money market deposits. Time deposits carry a fixed rate of interest to maturity and most of our borrowings provide for a fixed rate of interest until maturity or conversion date. The average balance and interest rate paid on time deposits for the nine month period ended September 30, 2011, was $349.2 million and 2.15% respectively, compared to an average balance and interest paid of $348.5 million and 2.88%, respectively, for the same period in 2010. In addition, we reduced our interest expense on borrowings through the early retirement and restructuring of certain higher cost advances from the FHLB.

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

($ in thousands)

	September 30, 2011			September 30, 2010
	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS
Loans	$557,650	$21,827	5.23%	$637,833	$25,681	5.38%
Securities available for sale	168,152	3,154	2.51%	122,335	3,148	3.44%
Other interest-earning assets	51,247	194	0.51%	43,927	196	0.60%

Total Earning Assets	777,049	25,175	4.33%	804,095	29,025	4.83%

Cash & Due from Banks	3,771			2,647
Allowance For Loan Losses	(20,335)			(23,447)
Other Assets	38,759			66,777

Total Assets	$799,244			$850,072

LIABILITIES
Demand	$62,424	$276	0.59%	$67,121	$458	0.91%
Savings	9,589	29	0.40%	11,900	56	0.63%
Money Market	172,220	1,317	1.02%	165,717	1,688	1.36%
Time	349,237	5,604	2.15%	348,480	7,501	2.88%

Total Interest Bearing Deposits	593,470	7,226	1.63%	593,218	9,703	2.19%

FHLB advances	72,520	2,169	4.00%	78,982	2,394	4.05%
Other borrowings	—	—	0.00%	18	—	0.00%

Total Interest Bearing Liabilities	665,990	9,395	1.89%	672,218	12,097	2.41%

Noninterest bearing Deposits	79,521			62,133
Other Liabilities	3,988			5,743

Total Liabilities	749,499			740,094

Total Shareholder’s Equity	49,745			109,978

Total Liabilities & Shareholder’s Equity	$799,244			$850,072

Interest Rate Spread			2.44%			2.42%

Net Interest Income		$15,780			$16,928

Net Interest Margin			2.72%			2.81%

Provision for Loan Losses

The provision for loan losses for the nine months ended September 30, 2011, was $15.7 million compared to $14.9 million for the nine month period ended September 30, 2010. For each of the periods, our provision for loan losses exceeded our net charge offs during that period. The provision provides for probable incurred credit losses inherent in the loan portfolio. The amounts recorded for the provision reflect the fact that loans secured by commercial and residential real estate are continuing to experience stresses resulting from the current economic conditions. We have continued to closely monitor the impact of economic circumstances on our lending clients, and are working with these clients to minimize losses. See above for a discussion of allowance for loan losses coverage and a discussion of economic factors’ effect on our loan loss reserves.

Noninterest Income

The decrease in noninterest income of $2.6 million for the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010 primarily results from a $3.2 million net gain on the sale of securities available for sale recorded in the third quarter of 2010 not repeated in 2011, offset in part, by the recognition of an other-than-temporary impairment (“OTTI”) during the 2010, period which did not occur during the nine months ended September 30, 2011.

Noninterest Expense

The table below reflects the major components of noninterest expense (in thousands):

	Nine Months Ended September 30,
	2011	2010	change	%
Salaries and employee benefits	$8,060	$10,819	(2,759)	-25.5%
Occupancy	3,494	4,164	(670)	-16.1%
Data processing	1,004	890	114	12.8%
Stationary, printing and supplies	201	226	(25)	-11.1%
Business development	139	316	(177)	-56.0%
Insurance, including deposit insurance premium	1,826	1,549	277	17.9%
Professional fees	845	1,339	(494)	-36.9%
Marketing	40	51	(11)	-21.6%
Federal Home Loan Bank advance prepayment penalties	2	41	(39)	-95.1%
Loss on sale of foreclosed real estate	55	262	(207)	-79.0%
Write-down of foreclosed real estate	2,178	792	1,386	175.0%
Foreclosed real estate expense	359	327	32	9.8%
Other	831	875	(44)	-5.0%

Total noninterest expenses	$19,034	$21,651	(2,617)	-12.1%

The factors contributing to the $2.6 million, or 12.1%, decrease in noninterest expense for the nine months ended September 30, 2011, compared to the same period in 2010 are noted in the table above. Explanations for significant changes are as follows: (a) a $2.8 million decrease in salary and employee benefits resulting primarily from a third quarter of 2010 reduction in force, and employee attrition as our total full-time employees were 130 at September 30, 2011 compared to 150 at September 30, 2010; (b) a $0.7 million decrease in occupancy expenses primarily resulting from the closure of two branch locations and the sublease of excess office space in our downtown Jacksonville and Tampa, Florida locations, all in the second half of 2010; (c) a $0.5 million decrease in professional fees resulting from expenses related to merger activities in the second and third quarters of 2010 not being repeated in 2011; offset in part by, (d) a $1.4 million increase in the write-down of foreclosed real estate, which reflects the recent fair values of recent appraisals conducted in the third quarter and, (e) a $0.3 million increase in deposit insurance premiums.

FINANCIAL CONDITION

Total assets at September 30, 2011 were $744.3 million, a decrease of $94.1 million or 11.2%, from total assets at December 31, 2010. Total cash and cash equivalents at September 30, 2011 were $55.0 million, up $14.7 million, or 36.5%, from cash and cash equivalents at December 31, 2010. Investment securities available for sale decreased $21.1 million, or 11.9%, to $156.3 million at September 30, 2011 from $177.5 million at December 31, 2010. See our discussion on liquidity and capital resources below for an explanation of the changes in our cash and cash equivalents. Our net loans decreased $81.8 million, or 14.3%, to $490.2 million at September 30, 2011 from $572.0 million at December 31, 2010. The decrease in net loans was primarily due to principal repayments. Foreclosed real estate decreased $1.5 million or 21.3% at September 30, 2011, compared to December 31, 2010, primarily as a result of write-downs and sales of certain foreclosed properties.

Total liabilities at September 30, 2011 decreased $88.4 million to $696.4 million from $784.8 million at December 31, 2010, primarily due to a reduction in all interest bearing deposits.

Total stockholders’ equity decreased $5.7 million to $47.9 million at September 30, 2011 from $53.6 million at December 31, 2010. The decrease reflects a net loss of $17.1 million, offset in part by $5.3 million from the sale of 5,257 shares of Series C preferred stock and a $6.1 million change in unrealized holding loss on available-for-sale securities.

Loans and Non-Performing Assets

Loan Portfolio.

Our loan portfolio consists principally of loans to individuals and small and medium-sized businesses within our primary market areas of greater Tampa Bay, Jacksonville and Tallahassee, Florida. The table below shows our loan portfolio composition for the periods presented:

($ in Thousands)

	As of
	September 30, 2011	December 31, 2010
Commercial	$34,992	$47,475
Commercial Real Estate (1)	293,254	329,487
Residential Real Estate	176,514	203,488
Consumer Loans	8,050	12,879

	512,810	593,329

Less:
Net deferred fees	(251)	(454)
Allowance for loan losses	(22,333)	(20,830)

Loans, Net	$490,226	$572,045

(1)	Includes $117.7 million and $127.2 million of owner-occupied nonresidential properties at September 30, 2011 and December 31, 2010, respectively.

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

The following current environmental factors, among others, have been taken into consideration in determining the adequacy of the Allowance for Loan and Lease Losses (“ALLL”):

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

As of September 30, 2011, we held an allowance for loan losses of $22.3 million or 4.36% of total loans compared to the allowance for loan losses of $20.8 million or 3.51% at December 31, 2010. Based on an analysis performed by management as of September 30, 2011, management considers the allowance for loan losses to be adequate to cover probable incurred credit losses in the portfolio as of that date. Although we believe we use the best information available to make determinations with respect to the allowance for loan losses, future adjustments to the allowance may be necessary if facts and circumstances differ from those previously assumed in the determination of the allowance. For example, a continued downturn in real estate values and economic conditions could have an adverse impact on our asset quality and may result in an increase in future loan charge-offs and loan loss provisions, and may also result in the decrease in the estimated value of real estate we acquired through foreclosure.

As a result of these factors and analyses in conjunction with the sustained weakness in asset values, particularly real estate, we recorded a loan loss provision of $15.7 million for the nine months ended September 30, 2011, an increase of $0.7 million compared to the provision recorded for the nine months ended September 30, 2010. We establish specific reserves for impaired loans and general reserves for the remainder of the portfolio as follows (in thousands):

	September 30, 2011	December 31, 2010
Specific Reserves :
Impaired loans with no specific reserves	$29,139	$34,028
Impaired loans with specific reserves	37,406	26,055

Total impaired loans	$66,545	$60,083
Reserve	$12,369	$9,890

Reserve % of impaired loans	18.59%	16.46%

General Reserves:
Loans subject to general reserve	$446,265	$533,246
Reserve	$9,964	$10,940
Reserve % of loans	2.23%	2.05%

Total impaired loans increased $6.5 million from December 31, 2010 to September 30, 2011 mostly as a result of additional loans meeting the criteria for impaired loans. For the nine months ended September 30, 2011, the loan portfolio subject to the general reserve decreased approximately $87.0 million as a result of impairment and/or payoffs. Management evaluates the reserves on a regular basis to determine its adequacy.

During the three and nine months ended September 30, 2011 and 2010, the activity in our loan loss allowance was as follows:

(in Thousands)

	0000,000	0000,000	0000,000	0000,000
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Balance At Beginning Of Period	$21,399	$25,545	$20,830	$21,342
Charge-Offs	(2,719)	(7,164)	(16,611)	(15,354)
Recoveries	1,496	11	2,463	463
Provision For Loan Losses	2,157	2,961	15,651	14,902

Balance At End Of Period	$22,333	$21,353	$22,333	$21,353

	0000,000	0000,000	0000,000	0000,000
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Charge-Offs:
Commercial	$(96)	$(700)	$(1,881)	$(821)
Commercial Real Estate	(1,612)	(4,116)	(7,910)	(9,075)
Residential Real Estate	(935)	(1,791)	(5,457)	(4,495)
Consumer and Other Loans	(76)	(557)	(1,363)	(963)

	$(2,719)	$(7,164)	$(16,611)	$(15,354)

	0000,000	0000,000	0000,000	0000,000
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Recoveries:
Commercial	$182	$2	$294	$366
Commercial Real Estate	145	1	542	5
Residential Real Estate	151	8	601	92
Consumer and Other Loans	1,018	—	1,026	—

	$1,496	$11	$2,463	$463

The following table reflects the allowance allocation per loan category and percent of dollar value of loans in each category to total dollar value of loans for the periods indicated (in thousands):

	September 30, 2011		December 31, 2010
	Amount	%	Amount	%
Commercial	$1,616	6.82%	$868	8.00%
Commercial Real Estate	13,022	57.19%	15,518	55.53%
Residential Real Estate	7,500	34.42%	4,232	34.30%
Consumer and Other Loans	195	1.57%	212	2.17%

Total allowance	$22,333	100.00%	$20,830	100%

Impaired Loans

The following is an analysis of impaired loans as of September 30, 2011:

(in Thousands)

	At September 30, 2011			Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$1,284	$8,152	$—	$1,262	$80	$1,250	$220
Commercial Real Estate	18,444	28,731	—	17,415	591	17,956	965
Residential Real Estate	9,352	15,580	—	9,692	159	9,105	451
Consumer Loans	59	101	—	1,114	(126)	58	1

Total	$29,139	$52,564	$—	$29,483	$704	$28,369	$1,637

With an allowance recorded:
Commercial	$1,226	$1,282	$993	$869	$—	$1,193	$18
Commercial Real Estate	24,493	26,216	7,519	23,763	53	23,845	367
Residential Real Estate	11,610	12,288	3,802	8,662	294	11,303	416
Consumer Loans	77	82	55	88	—	75	—

Total	$37,406	$39,868	$12,369	$33,382	$347	$36,416	$801

Total	$66,545	$92,432	$12,369	$62,865	$1,051	$64,785	$2,438

Non-Performing Assets

Non-performing assets include non-accrual loans and foreclosed real estate. Non-accrual loans represent loans on which interest accruals have been discontinued. Foreclosed real estate is comprised principally of real estate properties obtained in partial or total loan satisfactions and is included in other assets at its estimated fair value less selling costs.

Non Performing Loans and Assets ($ in thousands):

	As of
	September 30, 2011	December 31, 2010	Percent Change
Commercial	$2,510	$1,573	59.5%
Commercial Real Estate	32,605	33,907	-3.8%
Residential Real Estate	13,197	18,506	-28.7%
Consumer Loans	136	3,071	-95.6%

Total	48,448	57,057	-15.1%

Foreclosed Real Estate	5,521	7,018	-21.3%

Total Non-Performing Assets	$53,969	$64,075	-15.8%

Non-Performing Loans as a Percentage of Total Loans, net of Deferred Fees	9.45%	9.62%

Non-Performing Assets as a Percentage of Total Assets	7.25%	6.81%

Generally, a loan is placed on nonaccrual status when principal or interest becomes 90 days or more past due unless the loan is well secured and in the process of collection. Other factors, such as insufficient collateral or insufficient projected cash flows, may also cause a loan to be placed on nonaccrual status. In addition, all previously accrued and uncollected interest and late charges are reversed through a charge to interest income. While loans are on nonaccrual status, interest income is normally recognized only to the extent cash is received until a return to accrual status is warranted. Non-accrual loans may not be restored to accrual status until all delinquent principal and interest have been paid.

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

As of September 30, 2011 and December 31, 2010, we had $8.5 million and $1.5 million, respectively, in restructured loans that are performing and in compliance with their modified terms. The criteria for a restructured loan to be considered performing is as follows: (1) none of its principal and interest is due and unpaid, and we expect repayment of the remaining contractual principal and interest, or (2) when the loan otherwise becomes well secured and in the process of collection. Since these loans have met these criteria, management does not consider these loans to be non-performing and has not included them in the table above.

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

The Bank has unsecured overnight federal funds purchased accommodation up to a maximum of $1.0 million from our correspondent banks. Further, the Bank has invested in FHLB stock for the purpose of establishing credit lines with the FHLB. The credit availability to the Bank on these credit lines is based on the amount of collateral pledged and limited by a percentage of the Bank’s total assets as reported on its most recent quarterly financial information submitted to the regulators. As of September 30, 2011 we had $67.7 million of FHLB advances outstanding and $32.6 million of letters of credit used in lieu of pledging securities to the State of Florida. Our unused borrowing capacity as of September 30, 2011, was approximately $7.6 million.

As of September 30, 2011, we had unfunded loan commitments of $1.6 million and unused lines and letters of credit totaling approximately $55.8 million. We believe the likelihood of these commitments either needing to be totally funded or funded at the same time is low. However, should significant funding requirements occur, the Bank has available borrowing capacity from various sources as discussed above.

As of September 30, 2011, our gross loan to deposit ratio was 82.2% compared to 83.3% at December 31, 2010. Management monitors and assesses the adequacy of our liquidity position on a daily and monthly basis to ensure that sufficient sources of liquidity are maintained and available. We believe that based on current forecasts, operating cash flows and available sources of liquidity will be sufficient to meet our operating needs, including planned capital expenditures for the next 12 to 18 months.

Major sources of increases and decreases in cash and cash equivalents were as follows for the nine months ending September 30, 2011 and 2010 (in thousands):

	September, 2011	September 30, 2010
Provided by operating activities	$4,459	$907
Provided by (used in) investing activities	93,131	(33,821)
(Used in) provided by financing activities	(82,876)	47,452

Net increase in cash and cash equivalents	$14,714	$14,538

Operating Activities

Net cash provided by operating activities of continuing operations for the nine months ended September 30, 2011 increased $3.6 million compared to the same period in 2010. The increase is mostly attributable to net period to period changes in key operating activities as follows: an increase of $3.1 million from net loss, adjusted for non-cash items, a $0.8 million increase in accrued interest receivable, a $0.3 million increase in prepaid expenses and other assets and a $0.2 million increase in official checks, offset in part by a $0.8 million increase in accrued expenses and other liabilities

Investment Activities

For the nine months ending September 30, 2011, cash of $93.1 million was provided by investing activities compared to net cash used by investing activities of $33.8 million during the 2010 period. The $126.9 million change reflects the following: $203.1 million related to the purchase of securities available for sale during the first nine months of 2010 not repeated in 2011, a decrease in loans of $64.7 million for the first nine months of 2011 versus a decrease of $8.1 million for the 2010 period, $0.9 million related to the change in cash generated from the redemption of Federal Reserve Bank stock and $0.8 million related to the change in net acquisition of premises and equipment, offset in part by a $127.4 million change in proceeds from repayments of securities available for sale , a $6.9 million change in the proceeds from the sale of foreclosed real estate and $0.1 million related to the change in cash generated from the redemption of Federal Home Loan Bank stock.

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

The following table sets forth the carrying amount of our investment portfolio, as of the periods indicated:

($ in Thousands)

	Balance as of
	September 30, 2011	December 31, 2010
Fair value of investment in:
Mortgage backed securities	$155,827	$176,959
Mutual Funds	522	492

Total	$156,349	$177,451

Federal Reserve Bank stock	$1,428	$2,781

Federal Home Loan Bank stock	$4,775	$5,032

Financing Activities

For the nine months ended September 30, 2011, we had net cash used in financing activities of $82.9 million compared to net cash provided by financing activities of $47.5 million during the 2010 period. The primary drivers for the $130.3 million change were: $140.4 million related to a change in deposits as deposits decreased by $88.1 million during the nine month period ended September 30, 2011 compared to an increase of $52.3 million during the 2010 period. The Bank’s primary source of funds is deposits. Deposits are provided by businesses, municipalities, and individuals located within the markets served by the Bank. Partially offsetting the deposit decrease was the receipt of $5.3 million from a capital raise and a $4.0 million decrease in FHLB advances that occurred in the 2010 period but did not occur in the current year.

See table in above subsection titled “Net Interest Income” on page 30 for a distribution by type of our deposit accounts.

Capital Resources

The assessment of capital adequacy depends on a number of factors such as asset quality, liquidity, earnings performance, changing competitive conditions and economic forces. We seek to maintain a strong capital base to support our business activities, to provide stability to current operations and to promote public confidence.

As of September 30, 2011 and December 31, 2010, we exceeded the levels of capital required in order to be considered “well capitalized” by the regulatory authorities. The basic measures of capitalization applied by the regulatory authorities are provided below as of September 30, 2011 and December 31, 2010 for the Company and the Bank:

	As of	As of	Minimum to be
	September 30, 2011	December 31, 2010	Well Capitalized
Total Risk Based Capital Ratio - Consolidated	10.38%	11.06%	N/A
Total Risk Based Capital Ratio - Bank	10.33%	10.98%	10.00%
Tier One Risk Based Capital Ratio - Consolidated	8.04%	9.78%	N/A
Tier One Risk Based Capital Ratio - Bank	9.04%	9.70%	6.00%
Tier One Leverage Ratio - Consolidated	5.32%	6.46%	N/A
Tier One Leverage Ratio - Bank	5.97%	6.48%	5.00%

Prior to the payment of dividends on our preferred stock issued under the U.S. Treasury Department’s Capital Purchase Program (CPP Dividends), we must request and be granted approval by the Federal Reserve Bank of Atlanta (the “FRB”). We have not paid dividends on our preferred stock for the last four quarters as a result of our agreement with the FRB that we will not pay any cash dividends without prior approval from the FRB. At September 30, 2011, we had $1.3 million in unpaid dividends owing on our preferred stock. To date, we have deferred four quarterly dividend payments. If we miss six quarterly dividend payments, whether or not consecutive, the U.S. Treasury will have the right to appoint two directors and/or observers to our Board of Directors until all accrued and unpaid dividends have been paid.

Sale of Preferred Stock

We continue to pursue efforts to increase our capital, and as part of these efforts, on June 30, 2011 we closed a private placement offering (the “offering”) resulting in the issuance of 5,107 shares of our Non-Cumulative Perpetual Series C Preferred Stock (“Series C Preferred Stock”) to accredited investors for an aggregate purchase price of $5.1 million in cash consideration, or $1,000 per share. Also, during the three months ended September 30, 2011, we sold an additional 150 shares of our Series C preferred Stock to accredited investors for an aggregate purchase price of $150,000 in cash considerations.

Please see Note 7 to our September 30, 2011 Condensed Consolidated Financial Statements and PART II, Item 3 – Unregistered Sales of Equity Securities and Use of Proceeds, below, for a detailed discussion of our sale of preferred stock.

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

Off-Balance Sheet Arrangements.

We do not currently have any off-balance sheet arrangements, other than approved and unfunded loans and letters of credit to our customers in the ordinary course of business. Please see Note 4 to our September 30, 2011 Condensed Consolidated Financial Statements for further discussion.

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

Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized. The realization of deferred tax assets associated with the net operating loss carry forward, which expires in the years 2027, 2028, and 2029, as well as other deductible temporary differences is dependent upon generating sufficient future taxable income. In 2010, we determined that significant negative evidence existed that led us to conclude that it was more likely than not that we would not realize any portion of the deferred tax asset, and therefore placed a full valuation allowance on the deferred taxes. As of September 30, 2011, we have not changed our position and have a net deferred asset of zero. Please see “Critical Accounting Policies” of our Annual Report on Form 10-K for the year ended December 31, 2010, for a more detailed discussion of this item.

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

Recent Accounting Pronouncements.

The Financial Accounting Standards Board, the SEC, and other regulatory bodies have enacted new accounting pronouncements and standards that either have impacted our results in prior years presented, or may likely impact our results in 2011. Please refer to Note 11 in the Notes to our Condensed Consolidated Financial Statements for the period ended September 30, 2011.

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

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

In our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, we included an additional risk factor discussing limitations on our ability to accept or roll over brokered deposits (including CDARs) resulting from the Bank’s regulatory capital position declining from well-capitalized to adequately capitalized during the first quarter of 2011. However, as of September 30, 2011, the Bank exceeded the levels of capital required in order to be considered “well capitalized” by regulatory authorities. Consequently, the additional risk factor included in the Form 10-Q for the quarter ended March 31, 2011 is no longer effective. Other than the additional risk factor discussed above, there have not been any material changes in the risk factor disclosure from that contained in the Company’s 2010 Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On June 30, 2011 we closed a private placement offering resulting in the issuance of 5,107 shares of our Non-Cumulative Perpetual Series C Preferred Stock (“Series C Preferred Stock”) to accredited investors for an aggregate purchase price of $5.1 million in cash consideration, or $1,000 per share. In addition, during the three months ended September 30, 2011, the Company sold an additional 150 shares of its Series C preferred Stock to accredited investors for an aggregate purchase price of $150,000 in cash considerations.

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

The Series C Preferred Stock may be converted at the election of a holder at any time and from time to time, into shares of Common Stock after December 31, 2011. The Series C Preferred Stock shall be automatically converted into shares of Common Stock upon the earlier of (i) the closing of a Qualified Private Offering, or (ii) the closing of a Qualified Public Offering. A “Qualified Private Offering” means the closing of a private placement of shares of Common Stock with minimum proceeds of $50,000,000 by December 31, 2011. A “Qualified Public Offering” means the closing of an offering of shares of Common Stock registered in accordance with the provisions of the Securities Act of 1933. The conversion price for the shares of Preferred Stock will be equal to the price per share at which shares of common stock are sold in a Qualified Private Offering. If we do not close a Qualified Private

Offering on or before December 31, 2011, then the Conversion Price thereafter will be equal to 50% of the tangible common stock book value per share as of the end of the calendar quarter prior to conversion, subject to a 10% annualized reduction from the date of issuance to the date of conversion.

The purchasers of the shares of Series C Preferred Stock also received a non-transferable stock purchase warrant exercisable for 1,250 shares of our common stock at $0.01 per share for each share of Series C Preferred Stock purchased. The warrant may be exercised at any time, and from time to time, in whole or in part before March 31, 2012. The warrant also is mandatorily exercisable upon the occurrence of any one of the following events (which event must occur before March 31, 2012): (a) the closing of (i) a Qualified Private Offering, (ii) a Qualified Public Offering, or (iii) a Change in Control, (b) the complete redemption of the shares of Series C Preferred Stock held by a holder, or (c) liquidation or dissolution of the Company. Any unexercised portion of the warrant will expire on March 31, 2012. As such, the warrants were all exercisable at September 30, 2011 and if all were exercised, this would result in the issuance of 6,571,250 additional shares, generating an additional $66,000 of common equity. As of September 30, 2011, a total of 2,307,500 warrants have been exercised resulting in $23,075 of additional common equity.

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	(Removed and Reserved)

Item 5.	Other Information.

None

Item 6.	Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Securities and Exchange Act Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities and Exchange Act Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, is formatted in Extensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss) (Unaudited), (iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited), (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 10th day of November 2011.

FLORIDA BANK GROUP, INC.

Date: November 10, 2011	By:	/S/ Gary J. Ward
Gary J. Ward, Chief Financial Officer, Executive Vice President