Form 10-K
period 2011-12-31
Florida Bank Group, Inc.
filed 2012-03-22
CIK 1370914

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant, based on the price of the Common Stock on June 30, 2011, the registrant’s most recently completed second fiscal quarter based upon the tangible book value per share was approximately $13,319,150 in the aggregate.

The number of shares of common stock outstanding as of February 29, 2012 was: 20,229,315

Documents Incorporated by Reference

Applicable portions of the Proxy Statement for the Annual Meeting of Stockholders of the Company to be held April 25, 2012 are incorporated by reference in Part III of this Form 10-K.

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

All forward-looking statements, by their nature, are subject to risks and uncertainties. Our actual future results may differ materially from those set forth in the forward-looking statements. Our ability to achieve our financial objectives could be adversely affected by the factors discussed in detail in the section captioned “Risk Factors” as well as the following factors:

•	the strength of the United States economy in general and the strength of the local economies in which we conduct operations;

•	the loss of our key personnel;

•	the accuracy of our financial statement estimates and assumptions, including our allowance for loan losses; deferred taxes and foreclosed real estate;

•	our need and our ability to incur additional debt or equity financing;

•	our ability to execute our growth strategy;

•	inflation, interest rates, market and monetary fluctuations;

•	the effects of our lack of a diversified loan portfolio, including the risk of geographic concentration;

•	the frequency and magnitude of foreclosure of our loans;

•	effect of changes in the stock market and other capital markets;

•	legislative or regulatory changes;

•	the effects of harsh weather conditions, including hurricanes;

•	our ability to comply with the extensive laws and regulations to which we are subject;

•	changes in the securities and real estate markets;

•	increased competition and its effect on pricing;

•	technological changes;

•	changes in monetary and fiscal policies of the U.S. Government;

•	the effects of security breaches and computer viruses that may affect our computer systems;

•	changes in consumer spending and saving habits;

•	changes in accounting principles, policies, practices or guidelines;

•	anti-takeover provisions under Federal and state law as well as our Articles of Incorporation and our bylaws; and

•	our ability to manage the risks involved in the foregoing.

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

NON-GAAP FINANCIAL INFORMATION

This report contains financial information determined by methods other than in accordance with United States generally accepted accounting principles (“GAAP”). This report discusses both GAAP net loss and core earnings (losses). Core earnings are a non-GAAP measure defined as, net loss, adjusted for certain noncore noninterest revenue, noncore noninterest expense, provision for loan losses and tax expense (benefit). Noncore noninterest revenues include: gain (loss) on the sale of securities available for sale and the other-than-temporary impairments (‘OTTI”) on securities available for sale and foreclosed real estate revenues. Noncore noninterest expenses include FHLB prepayment penalty and gain (loss) on expenses related to foreclosed real estate. We believe that such non-GAAP measures are useful because they proved additional insights into the performance of the Company that we believe are helpful to investors and they also reflect how management analyzes certain Company performances and compares those performances against other companies. Non-GAAP measures have inherent limitations as analytic tools, are not required to be uniformly applied and are not audited. To mitigate these factors, we have procedures in place to ensure that these non-GAAP measures are determined using the appropriate GAAP components and that these measures are properly reflected to facilitate consistent period-to-period comparisons. Although we believe these non-GAAP measures enhance investors’ and management’s ability to evaluate and compare our operating results from period-to-period, non-GAAP measures should not be considered in isolation or as an alternative to any measure of performance as promulgated under GAAP. For a reconciliation of our non-GAAP measures, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Performance Overview and Analysis of Financial Condition.

Item 1.	Business

General.

Florida Bank Group, Inc. (the “Holding Company”) is a bank holding company under the Bank Holding Company Act of 1956, as amended, headquartered in Tampa, Florida and is the sole shareholder of Florida Bank (the “Bank”) (collectively, the “Company”). The Holding Company was incorporated on January 12, 2007, under the laws of the State of Florida. The Bank is a Florida chartered commercial bank which provides a wide range of business and consumer financial services in its target marketplace. The Bank currently operates 14 full service banking centers in the Florida counties of Hillsborough, Pinellas, Duval, Leon, Manatee and St. Johns. As of December 31, 2011, we had $729.4 million in total assets, including $460.4 million in net loans, and $610.3 million in deposits.

The Bank was acquired by Florida Bank Group, Inc., a Delaware corporation (which subsequently merged with the Company as a part of a reincorporation transaction) in January 2002. In December 2006, Bank of North Florida, which was owned 100% by the predecessor holding company, began banking operations. Florida Bank of Jacksonville was acquired in September 2007. On January 25, 2008, Florida Bank of Jacksonville acquired the assets and assumed the liabilities of Bank of North Florida. On January 25, 2008, Bank of North Florida changed its main office to an office in Sarasota, Florida and changed its name to Florida Bank of Sarasota. On December 5, 2008, Florida Bank of Sarasota was merged into the Bank. The Bank of Tallahassee was acquired in May 2007. On March 30, 2009, the Company merged Florida Bank of Jacksonville and The Bank of Tallahassee into the Bank.

On May 29, 2009 and June 15, 2009, we sold a combined total of 4,584,756 shares of our common stock in a private placement, through a rights offering to our existing shareholders, at a price of $4.00 per share, for aggregate gross proceeds of $18,339,024. On July 24, 2009 we closed on the sale of Fixed Rate Cumulative Perpetual Preferred Stock, Series A and B (“Preferred Stock”) to the United States Treasury (“the Treasury”), as part of the Treasury’s Capital Purchase Program, for aggregate gross proceeds of $20,471,000. On June 30, 2011 we closed a private placement offering resulting in the issuance of 5,107 shares of our Non-Cumulative Perpetual Series C Preferred Stock (“Series C Preferred Stock”) to accredited investors for an aggregate purchase price of $5.1 million in cash consideration, or $1,000 per share. In addition, during the three months ended September 30, 2011, we sold an additional 150 shares of our Series C preferred Stock to accredited investors for an aggregate purchase price of $150,000 in cash consideration.

The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to applicable limits. The operations of the Bank are subject to the supervision and regulation of the Board of Governors of the Federal Reserve (the “Federal Reserve”) and the Florida Office of Financial Regulation. The Holding Company is also subject to regulation by the Federal Reserve.

Unless otherwise indicated, the terms “us”, “we”, “our”, and the “Company” refer to Florida Bank Group, Inc. together with its consolidated subsidiaries. Any references to the “Bank” refers to Florida Bank.

Business Strategy and Focus.

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

Our long-term business strategy is geared toward building a premier community bank in the state of Florida. The business strategy includes having a significant market share (as defined by deposits), among community banks, in each of the markets in which we currently operate.

During the upcoming year, our focus will continue to be centered on five major priorities which are intended to restore the financial condition and regulatory position of the Bank. These priorities are: 1) Strengthening our capital position, 2) Improving asset quality, 3) Right-sizing our expense base, 4) Maintaining satisfactory regulatory relationships, and 5) Rebuilding our core franchise in commercial and retail banking so as to position ourselves for future growth. In addition, we will continue to focus on increasing the number of customer relationships and, ultimately, deposits, loans and profitability. For a further discussion of our business focus, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Performance Overview and Analysis of Financial Condition, below.

Organic strategies include taking advantage of customer dislocation in the market place created by other community banks operating limitations and large regional and money center banks’ customer dissatisfaction. We are continuing to place increased focus on our retail operations. We have retail strategies in place to drive more business through our branch infrastructure.

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

The revenues of the Bank are primarily derived from interest on, and fees received in connection with, real estate and other loans, interest and dividends from investment securities, deposit fee income generated from demand accounts, ATM fees, and other services. More recently, we have enhanced our residential product offerings to include more loan portfolio options. In addition, we have made strides in growing our SBA program. The principal sources of funds for the Bank’s lending activities are deposits, borrowings from the Federal Home Loan Bank, loan repayments, and proceeds from investment securities. The principal expenses of the Bank are the interest paid on deposits and borrowings, and operating and general administrative expenses.

As is the case with banking institutions generally, the Bank’s operations are materially and significantly influenced by general economic conditions and by related monetary and fiscal policies of financial institution regulatory agencies, including the Florida Office of Financial Regulations (the “OFR”), the Federal Reserve and the FDIC. Deposit flows and costs of funds are influenced by interest rates on competing investments and general market rates of interest. Lending activities are affected by the demand for financing of real estate and other types of loans, which in turn is affected by the interest rates at which such financing may be offered and other factors affecting local demand and availability of funds. The Bank faces strong competition in the attraction of deposits (the primary source of lendable funds) and in the origination of loans. See “Competition.”

The Company does not believe that it has any lending relationships upon which the Company is dependent. As of December 31, 2011, the largest lending relationship including affiliated entities of the borrower represented 1.65% of the assets of the Company.

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

Lending Services.

Loan Portfolio Composition.

At December 31, 2011 and December 31, 2010, our net loan portfolio totaled $460.4 million and $572.0 million, respectively, representing approximately 63.12% and 68.23% of our total assets of $729.4 million and $838.4 million, respectively.

The composition of our loan portfolio at December 31, 2011 and December 31, 2010 is indicated below (in thousands):

	December 31, 2011		December 31, 2010
	Amount	% of Total	Amount	% of Total
Commercial	$33,643	7.01%	$47,475	8.00%
Commercial Real Estate	278,053	57.91%	329,487	55.53%
Residential Mortgage	160,870	33.51%	203,488	34.30%
Consumer and Other Loans	7,547	1.57%	12,879	2.17%

Total loans	480,113	100.00%	593,329	100.00%

Less: Net deferred fees	(228)		(454)
Less: Allowance for loan losses	(19,463)		(20,830)

Loans, Net	$460,422		$572,045

There were approximately $40.0 million and $57.1 million in non-accrual loans at December 31, 2011 and December 31, 2010, respectively.

Commercial Loans.

At December 31, 2011 and December 31, 2010, our commercial loan portfolio totaled $33.6 million and $47.5 million, respectively. Loans are made for acquisition, expansion, and working capital purposes and may be secured by real estate, accounts receivable, inventory, equipment or other assets. The financial condition and cash flow of commercial borrowers are monitored by the submission of corporate financial statements, personal financial statements and income tax returns. The frequency of submissions of required financial information depends on the size and complexity of the credit and the collateral that secures the loan. It is our general policy to obtain personal guarantees from the principals of commercial loan borrowers.

Commercial Real Estate Loans.

At December 31, 2011 and December 31, 2010, our commercial real estate loan portfolio totaled $278.1 million and $329.5 million, respectively. The following table provides the components of commercial real estate loans ($ in millions):

	December 31, 2011		December 31, 2010
	Amount	% of Total	Amount	% of Total
Non Farm, Non Residential Owner Occupied	$112.3	40.38%	$127.2	38.60%
Non Farm, Non Residential NonOwner Occupied	123.3	44.34%	135.8	41.20%
Other Construction and Land Loans	42.5	15.28%	66.5	20.20%

Total	$278.1	100.00%	$329.5	100.00%

Commercial real estate loans are primarily secured by retail office buildings, multi-family construction projects, land, and general purpose business space. For construction loans, we lend to credit worthy customers, which may include builders who generally have been in business for a minimum of five years.

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

Residential Real Estate Loans.

At December 31, 2011 and December 31, 2010, our residential real estate loan portfolio totaled $160.9 million and $203.5 million, respectively. The following table provides the components of residential real estate loans ($ in millions):

	December 31, 2011		December 31, 2010
	Amount	% of Total	Amount	% of Total
I-4 Family Residential Construction	$2.8	1.74%	$5.2	2.56%
Revolving open-end loans (home equity loans)	62.3	38.72%	78.1	38.38%
Closed-end loans secured by first liens	73.9	45.93%	94.8	46.58%
Closed-end loans secured by junior liens	2.9	1.80%	3.4	1.67%
Closed-end loans secured by multi-family	19.0	11.81%	22.0	10.81%

Total	$160.9	100.00%	$203.5	100.00%

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

Installment, Consumer and Other Loans

At December 31, 2011 and December 31, 2010, our installment and consumer loan portfolio totaled $7.5 million and $12.9 million, respectively. The Bank offers a variety of installment, consumer, and other loans. These loans are typically secured by residential real estate, securities, and Bank certificates of deposit, or personal property, including automobiles and boats. These loans also include unsecured personal loans. The majority of the terms range from 12 months to 60 months.

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

The Bank generally does not make commercial or consumer loans outside its market areas unless the borrower has an established relationship with the Bank and conducts its principal business operations within the Bank’s market areas. Consequently, the Bank and its borrowers are primarily affected by the economic conditions prevailing in its market areas.

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

The following table displays data provided by the FDIC regarding our competition in Hillsborough, Pinellas, Sarasota, Manatee, Duval, St. Johns and Leon counties, Florida (our primary market areas), as of June 30, 2011, the latest date for which data was available:

County	Number of Insured Financial Institutions	Number of Retail Branches	Our Deposit Market Share
Hillsborough	55	319	1.23%
Pinellas	38	311	0.77%
Sarasota	42	180	0.38%
Manatee	31	130	0.48%
Duval	31	199	0.13%
St. Johns	21	61	1.22%
Leon	18	92	1.23%

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

Our largest competitors in the market include: Bank of America, Wells Fargo, SunTrust, BB&T, Regions Financial, and Fifth Third. These institutions capture the majority of the deposits. We compete against these financial institutions by being convenient to do business with, by taking the time to listen and understand our clients’ needs. We believe that further consolidation in the banking industry is likely to create additional opportunities for community banks to capture deposits from affected customers who may become dissatisfied as their financial institutions grow larger.

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

Employees.

As of December 31, 2011, we employed 135 full-time employees and 6 part-time employees. Our employees are not represented by a collective bargaining unit. We consider relations with our employees to be good.

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

The Company.

We are registered with the Federal Reserve as a bank holding company under the Bank Holding Company Act of 1956, or BHCA. As a result, we are subject to supervisory regulation and examination by the Federal Reserve. The Gramm-Leach-Bliley Act, the BHCA, and other federal laws subject bank holding companies to particular restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations.

Recent Legislative and Regulatory Initiatives to Address Financial and Economic Crises.

As we discuss in the Management’s Discussion and Analysis section of this Form 10-K, the global and U.S. economies continue to experience significantly reduced business activity as a result of, among other factors, disruptions in the financial system in the past several years. On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted into law. The Dodd-Frank Act will have a broad impact on the financial services industry, including potentially significant regulatory and compliance changes including, among other things, (1) enhanced resolution authority of troubled and failing banks and their holding companies; (2) potential changes to capital and liquidity requirements; (3) changes to regulatory examination fees; (4) changes to assessments to be paid to the FDIC for federal deposit insurance; and (5) numerous other provisions designed to improve supervision and oversight of, and strengthening safety and soundness for, the financial services sector. Additionally, the Dodd-Frank Act establishes a new framework for systemic risk oversight within the financial system to be distributed among new and existing federal regulatory agencies, including the Financial Stability Oversight Council, the Board of Governors of the Federal Reserve System, or the Federal Reserve, the Office of the Comptroller of the Currency, or the OCC, and the FDIC. Many of the requirements called for in the Dodd-Frank Act will be implemented over time and most will be subject to implementing regulations over the course of several years. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full extent of the impact such requirements will have on our operations is unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage ratio requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements. Failure to comply with any such laws, regulations, or principles or changes thereto, may negatively impact our results of operations and financial condition. While we cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have on us, these changes could be materially adverse to our investors and shareholders.

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

Community Reinvestment Act.

The Community Reinvestment Act and its corresponding regulations are intended to encourage banks to help meet the credit needs of their service area, including low and moderate income neighborhoods, consistent with the safe and sound operations of the banks. These regulations provide for regulatory assessment of a bank’s record in meeting the needs of its service area. Federal banking agencies are required to make public a rating of a bank’s performance under the Community Reinvestment Act. The FDIC considers a bank’s Community Reinvestment Act rating when the bank submits an application to establish branches, merge, or acquire the assets and assume the liabilities of another bank. In the case of a bank holding company, the Community Reinvestment Act performance record of all banks involved in the merger or acquisition are reviewed in connection with the filing of an application to acquire ownership or control of shares or assets of a bank or to merge with any other bank holding company. An unsatisfactory record can substantially delay or block the transaction. In its most recent CRA examination, the Bank received a CRA rating of “satisfactory.”

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

Federal laws and regulations establish a capital-based regulatory scheme designed to promote early intervention for troubled banks and require the FDIC to choose the least expensive resolution of bank failures. The capital-based regulatory framework contains five categories of compliance with regulatory capital requirements, including “well capitalized”, “adequately capitalized”, “undercapitalized”, “significantly undercapitalized” and “critically undercapitalized.” To qualify as a “well-capitalized” institution, a bank must have a leverage ratio of no less than 5%, a Tier I risk-based ratio of no less than 6%, and a total risk-based capital ratio of no less than 10%, and the bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. Generally, a financial institution must be “well capitalized” before the Federal Reserve will approve an application by a bank holding company to acquire or merge with a bank or bank holding company. At December 31 2011, The Bank’s Tier I capital and total capital ratios were 9.51% and 10.79%, respectively, and its leverage capital ratio was 6.21%.

Under the regulations, the applicable agency can treat an institution as if it were in the next lower category if the agency determines (after notice and an opportunity for hearing) that the institution is in an unsafe or unsound condition or is engaging in an unsafe or unsound practice. The degree of regulatory scrutiny of a financial institution will increase, and the permissible activities of the institution will decrease, as it moves downward through the capital categories. Institutions that fall into one of the three undercapitalized categories may be required to (i) submit a capital restoration plan; (ii) raise additional capital; (iii) restrict their growth, deposit interest rates, and other activities; (iv) improve their management; (v) eliminate management fees; or (vi) divest themselves of all or a part of their operations. Bank holding companies controlling financial institutions can be called upon to boost the institutions’ capital and to partially guarantee the institutions’ performance under their capital restoration plans. The minimum ratios referred to above are merely guidelines and the bank regulators possess the discretionary authority to require higher ratios. For a discussion of the Bank’s capital requirements, see “Regulatory Considerations—Regulatory Memorandum.”

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

Regulatory Agreement.

During 2010, the Federal Reserve Bank of Atlanta (the “FRB”) conducted a periodic examination of the Bank and as a consequence of this examination, entered into a Written Agreement (the “Regulatory Agreement”) with the Company, effective March 1, 2011. The Regulatory Agreement, among other requirements, provides that the Company’s Board of Directors will take steps to ensure that the Bank complies with the agreement and will strengthen its oversight of the management and operations of the Bank. In addition, the Regulatory Agreement provides that the Bank:

•	Will within 60 days of the Regulatory Agreement, submit to the FRB a written plan to strengthen Board oversight and also credit risk management practices;

•	Will revise its lending and credit administration policies and procedures;

•	Will submit to the FRB an acceptable written program to ensure the accurate grading of loans and to ensure independent loan portfolio reviews;

•	Will not extend or renew credit to borrowers with criticized loans without the prior approval of the majority of the board of directors or a designated committee thereof;

•	Will submit a revised business plan to improve its earnings and overall condition;

•	Will not declare or pay any dividends or take any other form of payment representing a reduction in capital from the Bank without prior regulatory approval;

•	Will not incur, increase or guarantee any debt or redeem any shares without prior regulatory approval;

•	Will not appoint any new directors or senior executive officers without prior regulatory approval;

•	Will review and revise its ALLL methodology consistent with relevant supervisory guidance, and;

•	Will submit an acceptable enhanced written internal audit program that addresses a variety of internal risk assessment and audit program activities.

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

The Company took all the necessary actions to promptly address the requirements of the Regulatory Agreement and as of December 31, 2011, it was compliant with the requirements of the Regulatory Agreement.

Regulatory Memorandum

On January 26, 2012, the Board of Directors of the Bank approved a Memorandum of Understanding (the “Memorandum”) which represents an agreement between the Board and the Director of the Division of Financial Institutions of the OFR whereby the Bank agreed that it will move in good faith to comply with the requirements of the Memorandum. Nearly all of the provisions of the Memorandum have requirements that are not materially different from those in the Written Agreement. However, the individual provisions in the Memorandum and in the Written Agreement, which address a capital plan, differ in that the provision in the Written Agreement requires the Bank to submit a plan to maintain sufficient capital and be in compliance with Capital Adequacy Guidelines for State Member Banks: Risk-Based Measure and Tier 1 Leverage Measures (but does not specify a specific Tier 1 Leverage or Total Risk Based Capital ratio). The capital provision in the Memorandum requires the Bank to submit a capital plan to the OFR that provides for raising and maintaining a Tier 1 Leverage Capital ratio of not less than 8% and a Total Risk Based Capital ratio of not less than 12%, or, submit a capital plan in accordance with the Written Agreement that is referenced above. At December 31, 2011, the Bank had a Tier 1 Leverage Capital Ratio of 6.21% and a Total Risk Based Capital Ratio of 10.79%.

Item 1A.	Risk Factors

We have identified risk factors described below, which should be viewed in conjunction with the other information contained in this document and information incorporated by reference, including our consolidated financial statements and related notes. If any of the following risks or other risks which have not been identified or which we may believe are immaterial or unlikely, actually occur, our business, financial condition and results of operations could be harmed. As previously noted, this report contains forward-looking statements that involve risks and uncertainties, including statements about our future plans, objectives, intentions, and expectations. Many factors, including those described below, could cause actual results to differ materially from those discussed in the forward-looking statements.

Risks Related to our Business.

Regulatory Risks

Difficult market conditions and economic trends have adversely affected our industry and our business and may lead to increased government regulation.

Dramatic declines in the housing market, with decreasing home prices and increasing delinquencies and foreclosures, have negatively impacted the credit performance of mortgage and construction loans and resulted in significant write-downs of assets by many financial institutions. General downward economic trends, reduced availability of commercial credit and increasing unemployment have negatively impacted the credit performance of commercial and consumer credit, resulting in increased write-downs. Concerns over the stability of the financial markets and the economy have resulted in decreased lending by financial institutions to their customers and to each other. This market turmoil and tightening of credit has led to increased commercial and consumer deficiencies, lack of customer confidence, increased market volatility and widespread reduction in general business activity. During the past few years, financial institutions have experienced decreased access to deposits and borrowings.

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

We are not certain how much these difficult conditions will improve in the near future. A continuation or worsening of these conditions would likely exacerbate the adverse effects of these difficult economic conditions on us, our customers and the other financial institutions in our market. As a result, we may experience increases in foreclosures, delinquencies and customer bankruptcies, as well as more restricted access to funds.

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

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted into law. The Dodd-Frank Act will have a broad impact on the financial services industry, including significant regulatory and compliance changes. Many of the requirements called for in the Dodd-Frank Act will be implemented over time and most will be subject to implementing regulations over the course of several years. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full extent of the impact such requirements will have on our operations is unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business. In particular, the potential impact of the Dodd-Frank Act on our operations and activities, both currently and prospectively, include, among others:

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

In March 2011, the Company and the Federal Reserve entered into a Regulatory Agreement and in January 2012, the Bank and the OFR entered into a Memorandum of Understanding. See, “Description of Business—Regulatory Considerations—Regulatory Agreement.”

As a result of the Regulatory Agreement and the Memorandum of Understanding, our operations, lending activities and capital levels are subject to heightened regulatory oversight, over and above the extensive regulation which normally applies to us under existing regulations, which could increase our expenses and could negatively impact our business. In addition, failure to comply with these heightened requirements could lead to additional regulatory actions, expenses and other restrictions.

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

The Federal Reserve and Florida Office of Financial Regulation require us to seek approval before electing any new directors or senior executive officers. Such hiring restrictions and inability to indemnify, and to pay any such persons “golden parachute” payments upon the termination of their service, may adversely affect our ability to attract or retain the qualified persons we need to operate our business.

Other Business Risk

Changes in business and economic conditions, in particular those of the Florida markets in which we operate, could continue to lead to lower asset quality, and lower earnings.

Unlike larger national or regional banks that are more geographically diversified, our business and earnings are closely tied to more local business and economic conditions, particularly the economy of Florida. The Florida economy is heavily influenced by real estate and other service-based industries. Factors that could affect the local economy include a rise in unemployment, declines in tourism, higher energy costs, reduced consumer or corporate spending, natural disasters or adverse weather, the recent and possibly continuing significant decline in real estate values and the recent significant deterioration in general economic conditions. Evidence of the economic downturn in Florida is reflected in current unemployment statistics. The Florida unemployment rate at December 31, 2011 was 9.9%. The unemployment rate, as of December 31, 2011, for each of the counties in which we operate was as follows: Hillsborough—9.5%; Pinellas—9.8%; Manatee—9.8%; Duval—9.5%; St. Johns—8.3% and Leon—7.6%. A worsening of the economic conditions in Florida would likely exacerbate the adverse effects of these difficult market conditions on our customers, which may have a negative impact on our financial results. A sustained economic downturn could continue to adversely affect the quality of our assets, credit losses, and the demand for our products and services, which would lead to lower revenue and lower earnings. We monitor the value of collateral, such as real estate, that secures loans we have made. A decline in the value of collateral could also reduce a customer’s borrowing power.

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

Our success is, and is expected to remain, highly dependent on our senior management team. . The loss of such employees could adversely affect our ability to successfully conduct our business, which could have an adverse effect on our financial results and the value of our common stock.

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

As of December 31, 2011, our allowance for loan losses was $19.5 million, which represented approximately 4.1% of total loans. The allowance may not prove sufficient to cover future loan losses. Although management uses the information it has available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ substantially from the assumptions used or adverse developments arise with respect to our non-performing or performing loans. Accordingly, the allowance for loan losses may not be adequate to cover loan losses or significant increases to the allowance may be required in the future if economic conditions should worsen. Material additions to our allowances for loan losses would adversely impact our net income and capital.

Nonperforming assets take significant time to resolve and adversely affect our results of operations and financial condition.

At December 31, 2011, our nonperforming assets (which include nonperforming loans of $40.0 million and foreclosed real estate of $6.7 million) were $46.7 million or 6.4% of total assets. In addition, we had approximately $2.6 million in accruing loans that were 30 to 89 days delinquent at December 31, 2011. Our non-performing assets adversely affect our net income in various ways. While economic and market conditions, such as local and state unemployment rates have slightly improved over the prior year, we still could incur additional losses relating to non-performing loans. We do not record interest income on non-accrual loans or other real estate owned, thereby adversely affecting our income, and increasing our loan administration costs.

When we take collateral in foreclosures and similar proceedings, we are required to mark the collateral to its then fair value less expected selling costs, which, when compared to the principal amount of the loan, may result in a loss. These non-performing loans and other real estate owned also increase our risk profile and the capital our regulators believe is appropriate in light of such risks. The resolution of nonperforming assets requires significant commitments of time from management and our directors, which can be detrimental to the performance of their other responsibilities. There can be no assurance that we will not experience further increases in nonperforming loans in the future or that our nonperforming assets will not result in future losses. Management believes that loans in the residential, construction, land development and commercial real estate categories pose the greatest risks looking forward.

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

Our commercial and commercial real estate loans at December 31, 2011 and December 31, 2010 were $311.7 million and $377.0 million, respectively, or 64.9% and 63.5% of total loans, respectively. Commercial and commercial real estate loans generally carry larger loan balances and can involve a greater degree of financial and credit risk than other loans. As a result, banking regulators continue to give greater scrutiny to lenders with a high concentration of commercial real estate loans in their portfolios, and such lenders are expected to implement stricter underwriting, internal controls, risk management policies and portfolio stress testing, as well as higher capital levels and loss allowances. The increased financial and credit risk associated with these types of loans are a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the size of loan balances, the effects of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans.

During 2006, the federal bank regulatory agencies released guidance on “Concentrations in Commercial Real Estate Lending” (the “Guidance”). The Guidance defines commercial real estate loans as exposures secured by raw land, land development and construction (including 1-4 family residential construction), multi-family property, and non-farm nonresidential property where the primary or a significant source of repayment is derived from rental income associated with the property (that is, loans for which 50% or more of the source of repayment comes from third party, non-affiliated, rental income) or the proceeds of the sale, refinancing, or permanent financing of the property. The Guidance requires that appropriate processes be in place to identify, monitor and control risks associated with real estate lending concentrations. This could include enhanced strategic planning, underwriting policies, risk management, internal controls, portfolio stress testing and risk exposure limits as well as appropriately designed compensation and incentive programs. Higher allowances for loan losses and capital levels may also be required. The Guidance is triggered when either:

•

total reported loans for construction, land development, and other land constitute 100% or more of a bank’s total risk based capital (at December 31, 2011 and December 31, 2010, the Bank had a ratio of 75.5% and 97.7%, respectively); or

•

total reported loans secured by multifamily and nonfarm nonresidential non-owner properties and loans for construction, land development, and other land constitute 300% or more of a bank’s total risk-based capital (at December 31, 2011 and December 31, 2010, the Bank had a ratio of 350.6% and 341.0%, respectively).

The Guidance applies to the lending activities of the Bank. Although our regulators have not required us to maintain elevated levels of liquidity due to our commercial real estate loan concentrations, they may do so in the future, especially if there is a further downturn in our local real estate markets.

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

We may need to seek additional equity financing in the future to maintain our operations. Such financing may not be available to us on acceptable terms or at all. Further, our Articles of Incorporation do not provide shareholders with preemptive rights and such shares may be offered to investors other than shareholders at the discretion of the Board. If we do sell additional shares of common stock to raise capital, the sale could dilute stockholders’ ownership interest and such dilution could be substantial.

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

•

Construction Loans. The risk of loss is largely dependent on our initial estimate of whether the property’s value at completion equals or exceeds the cost of property construction and the availability of take-out financing. During the construction phase, a number of factors can result in delays or cost overruns. If our estimate is inaccurate, which is possible as real estate prices continue to decrease, or if actual construction costs exceed estimates, the value of the property securing our loan may be insufficient to ensure full repayment when completed through a permanent loan or by seizure of collateral.

These risks inherent in our loan portfolio are exacerbated by the geographic concentration of our loan portfolio. Our interest-earning assets are heavily concentrated in loans secured by real estate, particularly real estate located in Florida. As of December 31, 2011, approximately 91.4% of our loans had real estate as a primary, secondary, or tertiary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower; however, the value of the collateral may decline during the time the credit is outstanding, and, therefore, the collateral may become insufficient to protect us from substantial losses. If we are required to liquidate the collateral securing a loan during a period of reduced real estate values, such as in today’s market, to satisfy the debt, our earnings and capital could be adversely affected.

Additionally, as of December 31, 2011 substantially all of our loans secured by real estate are secured by commercial and residential properties located in Hillsborough, Pinellas, Sarasota, Manatee, Duval, St. Johns and Leon counties, Florida. The concentration of our loans in these areas subjects us to the risk that a continued downturn in the economy in these areas, such as the one the areas are currently experiencing, could result in a decrease in loan originations and increases in delinquencies and foreclosures, which would more greatly affect us than if our lending were more geographically diversified. In addition, since a large portion of our portfolio is secured by properties located in Florida, the occurrence of a natural disaster, such as a hurricane, or oil spill, could result in a decline in loan originations, a decline in the value or destruction of mortgaged properties and an increase in the risk of delinquencies, foreclosures or loss on loans originated by us. We may suffer losses if there is a decline in the value of the properties underlying our mortgage loans, which would have an adverse impact on our operations.

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

The State of Florida’s population growth historically exceeded national averages. Consequently, until several years ago, the state experienced substantial growth in population, new business formation and public works spending. Due to the recent economic recession and reduced migration into our market area and the downturn in the real estate market, management believes that growth in our market area will be restrained in the near term. We have experienced an overall slowdown in the origination of residential mortgage loans for sale recently due to the slowing in residential real estate sales activity in our markets. A decrease in existing and new home sales decreases lending opportunities and negatively affects our income. We do not anticipate that the housing market will improve in the near-term, and accordingly, this could lead to additional valuation adjustments on our loan portfolios.

The market value of our investments could decline.

Our investment securities portfolio as of December 31, 2011 has been designated as available-for-sale, which requires that unrealized gains and losses in the estimated value of the available-for-sale portfolio be “marked to market” and reflected as a separate item in shareholders’ equity as accumulated other comprehensive income. At December 31, 2011, we maintained $149.2 million or 100% of our total securities as available-for-sale. Shareholders’ equity will continue to reflect the unrealized gains and losses of these investments. The market value of our investment portfolio may decline, causing a corresponding decline in shareholders’ equity. Management believes that several factors will affect the market values of our investment portfolio. These include, but are not limited to, changes in interest rates or expectations of changes, the degree of volatility in the securities markets, inflation rates or expectations of inflation and the slope of the interest rate yield curve (the yield curve refers to the differences between shorter-term and longer-term interest rates; a positively sloped yield curve means shorter-term rates are lower than longer-term rates). These and other factors may impact specific categories of the portfolio differently, and we cannot predict the effect these factors may have on any specific category.

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

As of December 31, 2011, our directors and executive officers owned 9,006,882 shares of our common stock, or approximately 49.27% of our total outstanding shares, assuming all of their vested options are exercised. As a result, our directors and management, if acting together, may be able to influence or control matters requiring approval by our shareholders, including the election of directors and the approval of extraordinary transactions. Management may also have interests that differ from other stockholders and may vote in a way that is adverse to other stockholders’ interests. The concentration of ownership may delay, prevent or deter a change-in-control, could deprive our shareholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

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

Since we have not generated net income over the past several years, we have no current plans to pay cash dividends to our common shareholders. In addition, the terms of our Preferred Stock, held by the Treasury, preclude us from paying cash dividends on our shares of common stock. Because we have not paid cash dividends, holders of our common stock will experience a gain on their investment in our common stock only in the case of an appreciation of value of our common stock. Stockholders may not experience an appreciation in value.

Our preferred shares, held by the Treasury, impact net income available to our common shareholders and our earnings per share

As long as there is Preferred Stock held by the Treasury outstanding, no dividends may be paid on our common stock unless all dividends on the preferred shares have been paid in full. The dividends declared on our Preferred Stock will reduce the net income available to common shareholders and our earnings per common share.

Holders of the Preferred Stock have certain voting rights that may adversely affect our common shareholders, and the holders of shares of our Preferred Stock may have different interests from, and vote their shares in a manner deemed adverse to, our common shareholders.

So long as shares of the Preferred Stock held by the Treasury are outstanding, in addition to any other vote or consent of shareholders required by law or our amended and restated charter, the vote or consent of holders owning at least 66 2/3% of the shares of Preferred Stock outstanding is required for:

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

At December 31, 2011, we had $1.5 million in unpaid dividends owing on our Preferred Stock held by the Treasury. As of February 29, 2012, we have missed six quarterly dividend payments, which gives the Treasury the right to appoint two directors and/or observers to our board of directors until all accrued but unpaid dividends have been paid. No new directors have been appointed by the Treasury as of the date of this filing.

Our shares of common stock are not an insured deposit.

Our shares of our common stock are not a bank deposit and are not insured or guaranteed by the FDIC or any other government agency.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

At December 31, 2011 and 2010, the total net book value of the premises and equipment owned was $25.0 million and $25.8 million, respectively. None of our owned properties are subject to mortgages or liens.

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

Item 4.	Mine Safety Disclosures.

Not applicable.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Absence of Public Market.

Our common stock has not traded on any exchange or over-the-counter market. There is no established public trading market for our securities. We currently have no plans to publicly offer any shares of our common stock.

Sale of Restricted Shares.

All our shares of Common Stock, and all shares subject to outstanding options, were issued and sold by us in private transactions and are eligible for public sale if registered under the Securities Act of 1933 or sold in accordance with Rule 144 or Rule 701 under the Securities Act of 1933. These shares are “restricted securities” within the meaning of Rule 144 under the Securities Act of 1933. As of December 31, 2011, a total of 9,744,559 shares of our common stock can be immediately sold pursuant to Rule 144 and we have not agreed to register any shares of our common stock under the Securities Act of 1933.

Number of Common Stock Shareholders.

As of December 31, 2011, we had 397 common stock shareholders of record.

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

Under the Stock Option Plan, 1,700,000 shares have been reserved for issuance. As of December 31, 2011, a total of 173,947 options had been exercised and an aggregate of 460,250 stock options were outstanding. In 2008, the Company accelerated the vesting of all stock options and at December 31, 2011, all of the stock options are fully vested and currently exercisable. The weighted average exercise price of all outstanding options is $15.74 per Share.

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

The following provides additional information regarding securities authorized for issuance under our equity incentive plans:

As of December 31, 2011 Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Securities Holders	460,250	$15.74	1,065,803
Equity Compensation Plans Not Approved by Securities Holders	0	N/A	N/A
Total	460,250	$15.74	1,065,803

Restricted Stock Plan

During 2005, we adopted and the shareholders approved a Restricted Stock Plan (“RSP”) under which up to 250,000 shares (amended) of our stock could be awarded to directors and officers. These restricted shares were earned over five years at a rate of 33.3% each year of continued service to the Company after two years. The fair value of all restricted stock issued was based on an independent appraisal which was being amortized over a five year period. In 2008, we accelerated the vesting of all restricted stock and at December 31, 2008 all restricted stock was fully vested. As of December 31, 2008, there were no restricted shares remaining to be granted or vested under the plan and at December 31, 2011, 64,650 shares with a Weighted-Average Grant-Date-Fair Value of $7.92 were outstanding and fully vested.

During 2010, we adopted a 2010 Restricted Stock Plan (the “Plan”). Under the Plan, we may issue a maximum 750,000 shares with a maximum of 75,000 shares that can be granted to independent Directors and a maximum of 350,000 shares to be granted in any one calendar year. No shares were issued under the Plan during 2011 or 2010.

Sales of Unregistered Securities

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

Please see Note 15 to our December 31, 2011 Condensed Consolidated Financial Statements below, for a detailed discussion of our sale of preferred stock and the stock purchase warrants that we issued in connection with such sale of preferred stock.

Item 6.	Selected Consolidated Financial Data

Not presented as specified by Item 301of Regulation S-K, as the Company qualifies as a smaller reporting company, as defined by Regulation S-K, Item10 (f) of the Securities Act. However, certain select consolidated information is presented by us for information purposes.

($ in thousands)

	At and for the years ended December 31,
	2011	2010	2009
STATEMENTS OF OPERATIONS
Interest income	$32,701	$37,976	$40,598
Interest expense	12,118	15,840	21,306

Net interest income	20,583	22,136	19,292

Provision for loan losses	15,962	28,190	19,494
Noninterest income	2,409	4,695	458
Noninterest expenses	24,871	29,491	32,792

Loss before income tax (benefit) expense	(17,841)	(30,850)	(32,536)
Income tax (benefit) expense	(690)	23,683	(10,436)

Net loss	$(17,151)	$(54,533)	$(22,100)

PERIOD-END BALANCES
Cash and cash equivalents	$76,539	$40,301	$29,361
Securities available for sale	149,226	177,451	99,776
Loans, net of allowance for loan losses	460,422	572,045	624,651
Total deposits	610,309	712,334	630,403
FHLB advances	67,700	67,700	81,700
Shareholders’ equity	47,036	53,606	113,359

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

As summarized below, our core earnings for the year ended December 31, 2011, which is a non-GAAP measure defined as, net loss adjusted for certain noninterest revenue, noninterest expense, provision for loan losses and tax expense (benefit), were positive for the first time in five years. These positive results are mostly due to our focus on our five major priorities as stated above.

Core earnings (losses) presented on an annual basis are as follows:

($ in thousands)

	For the Year Ended December 31,
	2011	2010	2009	2008	2007
Net loss as reported under GAAP	$(17,151)	$(54,533)	$(22,100)	$(30,179)	$(3,163)
Non-core revenue adjustments:
Gain on sale of securities available for sale	(85)	(3,027)	47	624	41
Gain (loss) on sale of other assets	8	67	45	—	—
Other-than-temporary impairment on securities available for sale	—	549	1,184	214	2,209
Foreclosed real estate revenues	(238)	(244)	(201)

subtotal	(315)	(2,655)	1,075	838	2,250

Non-core noninterest expense adjustments:
FHLB prepayment penalty	2	751	1,296	1,184	—
Foreclosed real estate related expenses	3,367	2,185	2,806	—	—

subtotal	3,369	2,936	4,102	1,184	—
Less: Provision for loan losses	15,962	28,190	19,494	11,966	1,590
Less: Tax expense (benefit)	(690)	23,683	(10,436)	(874)	(1,795)

Core Earnings (losses)	$1,175	$(2,379)	$(7,865)	$(17,065)	$(1,118)

Performance Overview and Analysis of Financial Condition.

We are a bank holding company and the parent company of Florida Bank. The period from 2008 through 2011 has been very challenging for us, the banking industry and the U.S. economy in general. In relation to the Company, the overall economic context for our financial condition and results of operations include the following:

•

Ongoing financial stress in the overall U.S. economy that generally started with an economic crisis in August 2008 and continued throughout 2011 for which the banking industry and the Company continue to be adversely impacted,

•

Significant stress on the banking industry resulting in governmental financial assistance to many financial institutions, extensive regulatory and congressional scrutiny and new comprehensive reform legislation including yet to be determined regulations which will be adopted as a result,

•	Uncertainty about the future and when the economy will return to “normal” and questions about what will be the “new normal,”

•	Low and uncertain interest rate environment particularly given government intervention in the financial markets and statements by the Federal Reserve that short-term rates may remain low through 2014.

We have experienced operating losses during recent reporting periods. Our loss in 2011 was attributable to our provision for loan losses and expenses related to our foreclosed real estate. Many of our borrowers continued to experience deterioration in the performance of their business and/or reductions in their liquidity position. As a consequence, the performance of our loan portfolio declined and we recorded in 2011, a provision for loan losses of $16.0 million, which is a $12.2 million decrease from 2010. A large portion of our loan portfolio was secured by real estate. The Florida real estate market has experienced particularly pronounced declines in value and although this trend somewhat moderated during 2011, we continued to experience declines in market value of our loan collateral and foreclosed assets, which impacted our results through our provision for loan losses, costs of collection and the net carrying costs of other real estate owned. Nevertheless, we saw other positive signs in 2011 as noted below.

Other highlights and analysis are as follows:

•

We had core earnings of $1.2 million for the year ended December 31, 2011 compared to core losses of $2.4 million for the same period in 2010 and core losses for the years ended 2009, 2008, and 2007. The most notable contributors to the positive changes in core earnings for the year ended December 31, 2011 versus December 31, 2010, were the decreases in: salaries and employee benefits, occupancy expenses, professional fees, and FHLB advance prepayment penalties, offset in part by a decrease in net interest income;

•

In an effort to strengthen our capital position, during 2011 we closed a private placement offering by issuing 5,257 shares of our Non-Cumulative Perpetual Series C Preferred Stock (“Series C Preferred Stock”) for an aggregate purchase price of $5.3 million in cash consideration;

•

We saw improvements in our asset quality as our net charge-offs for 2011 decreased $11.4 million from 2010; our nonperforming assets decreased $17.3 million from 2010, our past due 30-89 days loans were down $13.0 million from 2010; and our provision for loan losses, at $16.0 million for 2011, was down $12.2 million from 2010. All positive signs of improving asset quality;

•

Our noninterest expenses for the year ended December 31, 2011were down $4.6 million from the 2010 period, evidencing our continued efforts to right-size our expense base in light of our declining revenue base;

•

Our net interest income decreased $1.6 million for the year ended December 31, 2011 from the same period in 2010 primarily due to a decrease in interest on loans. This decrease in interest on loans was primarily the result of reductions on our average loan balance during 2011 due to loan payoffs and a decrease in loan demand, in addition to loans being placed on a nonaccrual status;

•

Our interest bearing deposits decreased $109.0 million from 2010 levels while our noninterest bearing deposits increased $7.0 million from 2010 levels. We believe that this will put us in a better position to provide higher liquidity and reduce non-core funding; and

•	We remain well-capitalized and have strengthened our liquidity position compared to 2010 with over $76.5 million in cash and cash equivalents.

Results of Operations

A summary of the Company’s results of operations for each of the last five years ended December 31 follows:

CONDENSED SUMMARY OF EARNINGS

($ in thousands, except per share amounts)

	For the Years Ended December 31,
	2011	2010	2009	2008	2007
Interest income	$32,701	$37,976	$40,598	$45,610	$42,693
Interest expense	12,118	15,840	21,306	26,243	23,947

Net interest income	20,583	22,136	19,292	19,367	18,746
Provision for loan losses	15,962	28,190	19,494	11,966	1,590
Noninterest income	2,409	4,695	458	932	(752)
Noninterest expenses	24,871	29,491	32,792	47,256	21,362

(Loss)/earnings before income tax benefit	(17,841)	(30,850)	(32,536)	(38,923)	(4,958)
Income tax (benefit) expense	(690)	23,683	(10,436)	(8,744)	(1,795)

Net Profit (Loss)	(17,151)	(54,533)	(22,100)	(30,179)	(3,163)
Preferred stock dividend and discount accretion	(2,610)	(1,321)	(576)	—	—

Net loss available to common stockholders	$(19,761)	$(55,854)	$(22,676)	$(30,179)	$(3,163)

Loss per common share—basic and diluted (1)	$(1.29)	$(3.90)	$(1.83)	$(3.11)	$(0.36)

Dividends per common share	NA	NA	NA	NA	NA

Selected Operating Ratios:
Return on Average Assets	-2.52%	-6.49%	-2.62%	-3.65%	-0.48%
Return on Average Equity	-40.19%	-51.91%	-20.01%	-24.86%	-2.94%
Dividend Payout Ratio	0.00%	0.00%	0.00%	0.00%	0.00%
Equity to Assets Ratio	6.45%	6.39%	13.65%	11.26%	15.30%

(1)	Diluted and basic EPS are the same for 2007 through 2011 due to the Company’s net loss position.

Net Interest Income.

Year ended December 31, 2011 compared with year ended December 31, 2010:

Net interest income represents our single largest source of earnings and is the largest component of our income. Net interest income is affected by the interest rate environment and the volume and the composition of interest-earning assets and interest-bearing liabilities and is the amount by which interest income on interest-earning assets exceeds interest expense incurred on interest-bearing liabilities. Our interest-earning assets include loans, federal funds sold, interest-bearing deposits at the FRB and in other banks and investment securities. Our interest-bearing liabilities include customer deposit and advances from the FHLB.

The decrease in our net interest income was mostly due to a decrease in loan balances, primarily resulting from loan payoffs and a decrease in loan demand. The decrease in interest on loans was primarily the result a reduction in our average loan balances. Average loan balances were $543.3 million for the year ended December 31, 2011, a decrease of $88.0 million from the average loan balance for the year ended December 31, 2010. Of the $5.3 million decrease in interest income, $3.8 million was related to volume and $1.5 million was related to rates.

Partially offsetting the decrease in interest income was a decrease in our interest expense, which was mostly the result of decreases in our deposit balances and related rates, for time deposits, interest bearing-demand deposits and money market instruments. Time deposits carry a fixed rate of interest to maturity and most of our borrowings provide for a fixed rate of interest until maturity. The average balance and interest rate paid on time deposits for the year ended December 31, 2011, was $342.1 million and 2.09% respectively, compared to an average balance and interest paid of $351.8 million and 2.79%, respectively, for the same period in 2010. Of the $3.7 million decrease in interest expense, $3.0 million was related to rates and $0.7 million was related to volume.

In the near term we expect our interest expense to continue its decline as we continue to increase our noninterest bearing demand deposits and decrease our noncore interest bearing deposits.

Year ended December 31, 2010 compared with year ended December 31, 2009:

Net interest income increased $2.8 million, or 14.7%, to $22.1 million for the year ended December 31, 2010 from $19.3 million for the year ended December 31, 2009. This increase was the result of a $5.4 million decrease in interest expense, offset in part by a $2.6 million decrease in interest income. The decrease in interest expense was mostly the result of decreases in our deposit rates, primarily related to time deposits, as our time deposits maturing towards the end of 2009 were generally re-priced into a lower interest rate environment. Time deposits carry a fixed rate of interest to maturity and most of our borrowings provide for a fixed rate of interest until maturity or conversion date. The average balance and interest rate paid on time deposits for the year ended December 31, 2010 was $351.8 million and 2.79% respectively, compared to an average balance and interest rate paid of $401.6 million and 3.60%, respectively, for the year ended December 31, 2009.

The decrease in interest on loans was primarily the result of a reduction in our average loan balances and an increase in the non recognition of interest income on non accruing loans. The balance in non accruing loans was $57.1 million at December 31, 2010, an increase of $10.1 million from the balance at December 31, 2009. Average loan balances were $631.3 million at December 31, 2010, a decrease of $23.5 million from the average loan balance at December 31, 2009

The following table reflects the components of net interest income, setting forth for the periods presented, (1) average assets, liabilities and shareholders’ equity, (2) interest income earned on interest-earning assets and interest paid on interest-bearing liabilities, (3) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, (4) our net interest spread (i.e., the average yield on interest-earning assets less the average rate on interest-bearing liabilities) and (5) our net interest margin (i.e., the net yield on interest earning assets).

($ in thousands)

	For the years ended December 31,
	2011			2010			2009
	Average Balance	Interest	Rate	Average Balance	Interest	Rate	Average Balance	Interest	Rate
ASSETS
Loans	543,276	28,540	5.25%	$631,340	$33,619	5.33%	$654,750	$36,514	5.58%
Securities available for sale	164,192	3,905	2.38%	134,527	4,084	3.04%	88,499	3,767	4.26%
Other interest-earning assets	46,078	256	0.56%	40,526	273	0.67%	69,242	317	0.46%

Total Earning Assets	753,546	32,701	4.34%	806,393	37,976	4.71%	812,491	40,598	5.00%
Cash & Due from Banks	12,432			9,637			4,855
Allowance For Loan Losses	(20,800)			(23,190)			(14,527)
Other Assets	38,244			67,855			64,318

Total Assets	783,422			$860,695			$867,137

LIABILITIES
Demand	61,441	350	0.57%	$68,063	$584	0.86%	$49,535	$508	1.03%
Savings	9,650	39	0.40%	11,467	67	0.58%	11,945	123	1.03%
Money Market	167,386	1,683	1.01%	174,516	2,232	1.28%	145,838	2,687	1.84%
Time	342,072	7,153	2.09%	351,801	9,804	2.79%	401,646	14,471	3.60%

Total Interest Bearing Deposits	580,549	9,225	1.59%	605,847	12,687	2.09%	608,964	17,789	2.92%
FHLB advances	71,306	2,893	4.06%	78,412	3,153	4.02%	84,451	3,517	4.16%
Other borrowings	—	—	0.00%	22	0	0.00%	390	0	0.00%

Total Interest Bearing Liabilities	651,855	12,118	1.86%	684,281	15,840	2.31%	693,805	21,306	3.07%
Noninterest bearing Deposits	78,510			63,249			52,553
Other Liabilities	3,892			5,577			7,455

Total Liabilities	734,257			753,107			753,813
Total Shareholder’s Equity	49,165			107,588			113,324

Total Liabilities & Shareholder’s Equity	783,422			$860,695			$867,137

Interest Rate Spread			2.48%			2.40%			1.93%

Net Interest Income		20,583			$22,136			$19,292

Net Interest Margin			2.73%			2.75%			2.37%

The following table sets forth certain information regarding changes in our interest income and interest expense for the year ended December 31, 2011 compared to the year ended December 31, 2010 and for the year ended December 31, 2010, as compared to the year ended December 31, 2009. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to changes in interest rate and changes in the volume. Changes in both volume and rate have been allocated based on the proportionate absolute changes in each category.

($ in thousands)

	2011 Changes from 2010			2010 Changes from 2009
		Due to Average			Due to Average
	Total Change	Volume	Rate	Total Change	Volume	Rate
Interest Earning Assets
Loans, Net	$(5,079)	$(4,736)	$(343)	$(2,895)	$(2,599)	$(296)
Investment Securities	(179)	911	(1,090)	317	1,959	(1,642)
Other	(17)	35	(52)	(44)	(131)	87

Total	(5,275)	(3,790)	(1,485)	(2,622)	(771)	(1,851)

Interest Bearing Liabilities
Demand	(234)	(57)	(177)	76	190	(114)
Savings	(28)	(11)	(17)	(57)	(5)	(52)
Money Market	(549)	(91)	(458)	(455)	528	(983)
CDs	(2,651)	(271)	(2,380)	(4,667)	(1,796)	(2,871)
Short Term Borrowings	0	(0)	0	(1)	(1)	0
FHLB advances	(260)	(286)	26	(362)	(251)	(111)

Total	(3,722)	(716)	(3,006)	(5,466)	(1,335)	(4,131)

Cnanges in Net Interest Income	$(1,553)	$(3,074)	$1,521	$2,844	$564	$2,280

Noninterest Income.

NONINTEREST INCOME

($ in Thousands)

	Year Ended December 31,
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
Noninterest income:
Service charges on deposit accounts	$892	$940	$915	$(48)	$25
Other service charges and fees	610	581	342	29	239
Gain/(loss) on sale of securities and other-than-temporary impairment	85	2,478	(1,231)	(2,393)	3,709
Other	822	696	432	126	264

Total noninterest Income	$2,409	$4,695	$458	$(2,286)	$4,237

Noninterest income on a recurring basis is derived principally from loan and deposit fees. Securities gains or losses on securities available for sale are also included in noninterest income.

Year ended December 31, 2011 compared with year ended December 31, 2010:

Our noninterest income for the year ended December 31, 2011 reflects an unfavorable change of $2.3 million over the same period in 2010, primarily as a result of a $2.4 million net gain on the sale of securities available for sale recorded in 2010 which was not repeated in 2011.

Year ended December 31, 2010 compared with year ended December 31, 2009:

Non interest income increased by $4.2 million for the year ended December 31, 2010 compared to the year ended December 31, 2009. This increase primarily reflected a $3.0 million gain on the sale of securities available for sale in 2010 and an OTTI of securities of $0.5 million in 2010 compared to an OTTI on securities of $1.2 million and a $47 thousand loss on the sale of securities in 2009. See the expanded discussion below under the section titled “OTTI.”

Noninterest Expense.

NONINTEREST EXPENSE

($ in Thousands)

	Year Ended December 31,
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
Salaries and employee benefits	$10,596	$13,888	$11,338	$(3,292)	$2,550
Occupancy	4,620	5,544	5,625	(924)	(81)
Data Processing	1,375	1,206	1,480	169	(274)
Stationary, printing and supplies	270	286	339	(16)	(53)
Business development	183	393	379	(210)	14
Insurance , including deposit insurance premium	2,344	2,278	2,293	66	(15)
Professional fees	984	1,739	1,044	(755)	695
Marketing	56	71	119	(15)	(48)
Permanent impairment of goodwill	—	—	4,707	—	(4,707)
FHLB advance prepayment penalties	2	751	1,296	(749)	(545)
Loss on sale of foreclosed real estate	137	372	723	(235)	(351)
Writedown of foreclosed real estate	2,618	1,260	940	1,358	320
Foreclosed real estate expense	612	553	1,143	59	(590)
Other	1,074	1,150	1,366	(76)	(216)

Total noninterest expenses	$24,871	$29,491	$32,792	$(4,620)	$(3,301)

Year ended December 31, 2011 compared with the year ended December 31, 2010:

The $4.6 million, or 15.7% decrease in noninterest expense for the year ended December 31, 2011 compared to the same period in 2010 is noted in the table above. Explanations for significant changes are as follows: (a) a $3.3 million decrease in salary and employee benefits resulting primarily from a reduction in work force towards the end of 2010 and employee attrition as our total full-time employees were 135 at December 31, 2011 compared to 146 at December 31, 2010, in addition to no contributions being made to our profit sharing plan in 2011 versus $175,000 of contributions in 2010; (b) a $0.9 million decrease in occupancy expenses primarily resulting from the closure of two branch locations and the sublease of excess office space in our downtown Jacksonville and Tampa, Florida locations, all in the second half of 2010; (c) a $0.8 million decrease in professional fees resulting from expenses related to merger activities in the second and third quarters of 2010 not being repeated in 2011; (d) a $0.7 million decrease in FHLB prepayment penalties, offset in part by, (e) a $1.1 million increase in expenses related to foreclosed real estate, which reflects the recent fair values of appraisals conducted in the third and fourth quarter of 2011.

Year ended December 31, 2010 compared with the year ended December 31, 2009:

The $3.3 million, or 10.1% decrease in noninterest expense for the year ended December 31, 2010 compared to the same period in 2009 was primarily due to the difference in recognizing a permanent impairment of goodwill of $4.7 million in 2009 and no impairment recognized in 2010. In addition, losses and expenses related to foreclosed real estate in 2010 was $0.6 million less than those recorded in 2009 and prepayment penalties for Federal Home Loan Bank loans were $0.5 million less than those incurred in 2009. Partially offsetting the decrease was a $2.6 million increase in salaries and employee benefits and a $0.7 million increase in professional fees. The increase in salary and benefit expense primarily resulted from the full-year effect of an increase in the number of employees in connection with the opening of two new branches towards the end of the second quarter of 2009 in addition to an increase in senior level employees during the end of 2009 and in the first three months of 2010, primarily in the credit administration and loan workout areas and in business development areas. The increase in professional fees was mostly related to a proposed merger and acquisition related activities; public company and capital raise expenses incurred during 2010. All merger and acquisition activities were suspended at the end of 2010.

Income Taxes.

We and our 100% owned subsidiaries file a consolidated income tax return (2006 to present) for federal and state purposes. Prior to 2006, we filed as a Subchapter S corporation. Our shareholders terminated the Subchapter S election effective at December 31, 2005. We have reported a cumulative tax loss for the period since our termination of our S election on December 31, 2005, through December 31, 2011. During the periods, through the year ending December 31, 2009, we recorded an accumulated net tax benefit and determined that no valuation allowance against our deferred tax asset was required. However, during 2010, based on our analysis, we determined that that a valuation allowance against our deferred tax asset was required and accordingly an allowance of $35.2 million was recorded. For the year ended 2011, we recorded a tax benefit of $690,000 which was primarily related to the income tax effect of unrealized gains on available for sale securities occurring in 2011. For the year ended December 31, 2010, we recognized an income tax expense of $23.7 million compared to an income tax benefit of $10.4 million for the year December 31, 2009. Please see Note 9 of our December 31, 2011 Consolidated Financial Statements for further information on income taxes.

Loan Portfolio.

Our loan portfolio consists principally of loans to individuals and small- and medium-sized businesses within our primary market areas of greater Tampa Bay, Jacksonville and Tallahassee, Florida. The table below shows our loan portfolio composition for the periods presented.

($ in Thousands)

	At December 31,
	2011	2010	2009	2008	2007
Commercial	$33,643	$47,475	$63,439	$65,308	$72,007
Commercial Real Estate	278,053	329,487	343,028	339,906	333,627
Residential Real Estate	160,870	203,488	220,854	242,023	196,925
Consumer Loans	7,547	12,879	19,027	20,573	19,972

Total loans	480,113	593,329	646,348	667,810	622,531
Less: Net deferred fees	(228)	(454)	(355)	(349)	(256)
Less: Allowance for loan losses	(19,463)	(20,830)	(21,342)	(17,550)	(7,699)

Loans, Net	460,422	572,045	624,651	649,911	614,576

Total gross loans decreased by $113.6 million or 19.1% during the year ended December 31, 2011 compared to December 31, 2010. The decrease is attributable to several factors including: loan payoffs as a result of our borrowers’ deleveraging; reduced levels of new loan demand and in some cases loan charge offs. Our loan composition remains relatively consistent at December 31, 2011 compared to December 31, 2010.

Following is a summary of the repricing distribution of certain loan categories based on remaining scheduled repayments of principal as of December 31, 2011 (in thousands):

	Pricing Period
(Dollars in Thousands)	Within 1 Year	1 - 5 Years	Over 5 Years	Total
Commercial	22,116	11,271	256	33,643
Consumer Loans	5,323	1,998	226	7,547
Residential Real Estate	77,567	71,545	11,758	160,870
Commercial Real Estate	64,311	156,993	56,749	278,053

Total	$169,317	$241,807	$68,989	$480,113

Fixed/variable repricing of loans due after one year
Loans at fixed interest rates		$171,932	$57,108
Loans at floating or adjustable interest rates		69,875	11,881

Total		$241,807	$68,989

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

As of December 31, 2011, we held an allowance for loan losses of $19.5 million or 4.05% of total loans compared to the allowance for loan losses of $20.8 million or 3.51% at December 31, 2010. Based on an analysis performed by management as of December 31, 2011, management considers the allowance for loan losses to be adequate to cover probable incurred credit losses in the portfolio as of that date. Although we believe we use the best information available to make determinations with respect to the allowance for loan losses, future adjustments to the allowance may be necessary if facts and circumstances differ from those previously assumed in the determination of the allowance. For example, a continued downturn in real estate values and economic conditions could have an adverse impact on our asset quality and may result in an increase in future loan charge-offs and loan loss provisions, and may also result in the decrease in the estimated value of real estate we acquired through foreclosure.

As a result of these factors and analyses in conjunction with the sustained weakness in asset values, particularly real estate, we recorded a loan loss provision of $16.0 million for the year ended December 31, 2011, a decrease of $12.2 million compared to the provision recorded for the year ended December 31, 2010. The provision for loan losses is a charge to operations in the current period to replenish the allowance and maintain it at a level that management has determined to be adequate to absorb probable incurred credit losses in the loan portfolio. The lower provision for loan losses in 2011 reflects an overall decrease in classified and criticized loans throughout 2011, a decrease in nonperforming loans, as well as a reduction in overall charge-offs during 2011.

We establish specific reserves for impaired loans and general reserves for the remainder of the portfolio as follows (in thousands):

	December 31, 2011	December 31, 2010
Specific Reserves :
Impaired loans with no specific reserves	$19,694	$34,028
Impaired loans with specific reserves	37,428	26,055

Total impaired loans	$57,122	$60,083
Reserve	$9,408	$9,890
Reserve % of impaired loans	16.47%	16.46%

General Reserves
Loans subject to general reserve	$422,991	$533,246
Reserve	$10,055	$10,940
Reserve % of loans	2.38%	2.05%

Our reserves for loans with specific reserves were approximately $9.4 million as of December 31, 2011 and approximately $9.8 million as of December 31, 2010, a decrease of $0.5 million. Total impaired loans decreased $3.0 million mostly due to transfers to foreclosed assets, payoffs and charge-offs. The December 31, 2011 balances include three large loan relationships totaling approximately $9.0 million that carried aggregate specific reserves of approximately 39% of the aggregate loan balances of these relationships.

Our general reserve for unimpaired loans was 2.38% of subject loans as of December 31, 2011 and 2.05% of subject loans as of December 31, 2010. For the year ended December 31, 2011, the loan portfolio subject to the general reserve decreased approximately $110.2 million, comprised of approximately $52.4 million of commercial real estate, $41.0 million of residential mortgage loans, $14.6 million of commercial non real estate loans, and $2.2 million of consumer loans. The decrease was a result of impairment, charge-offs, foreclosures, sales and/or payoffs. Management evaluates the reserves on a regular basis to assess adequacy.

As noted above, management continuously monitors and actively manages the credit quality of the loan portfolio and will continue to recognize the provision required to maintain the allowance for loan losses at an appropriate level. We have seen signs of economic stabilization in our market which provides optimism for a continued increase in the quality of our loan portfolio. However, we cannot be certain how long this will continue. If this trend does not continue we may experience higher levels of delinquent and nonperforming loans, which may require higher provisions for loan losses, higher charge-offs and higher collection related expenses in future periods. The allowance is also subject to examination testing by regulatory agencies, which may consider such factors as the methodology used to determine adequacy and the size of the allowance relative to that of peer institutions, and other adequacy tests. In addition, such regulatory agencies could require us to adjust the allowance based on information available to us at the time of their examination.

During the years ended December 31, 2011, 2010, 2009, 2008 and 2007, the activity in our loan loss allowance was as follows:

($ in Thousands)

	Year Ended December 31,
	2011	2010	2009	2008	2007
Balance At Beginning Of Period	$20,830	$21,342	$17,550	$7,699	$4,420
Charnge-Offs:	(20,178)	(29,206)	(15,731)	(2,118)	(14)
Recoveries:	2,849	504	29	3	74
Provision For Loan Losses	15,962	28,190	19,494	11,966	1,590

Balance At End Of Period	$19,463	$20,830	$21,342	$17,550	$6,070

	Year Ended December 31,
	2011	2010	2009	2008	2007
Charnge-Offs:
Commercial	$(2,151)	$(4,563)	$(551)	$(764)	$(0)
Commercial Real Estate	(9,084)	(16,420)	(7,505)	(264)	—
Residential Real Estate	(7,537)	(6,965)	(7,234)	(1,083)	—
Consumer Loans	(1,406)	(1,258)	(441)	(7)	(10)

	$(20,178)	$(29,206)	$(15,731)	$(2,118)	$(14)

	Year Ended December 31,
	2011	2010	2009	2008	2007
Recoveries:
Commercial	$305	$365	$2	$2	$74
Commercial Real Estate	584	6	—	—	—
Residential Real Estate	912	133	26	0	—
Consumer Loans	1,048	—	1	1	—

	$2,849	$504	$29	$3	$74

The following table reflects the allowance allocation per loan category and percent of dollar value of loans in each category to total dollar value of loans for the periods indicated ($ in thousands):

	2011		2010		2009		2008		2007
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Commercial	$1,436	7.01%	$868	8.00%	$2,136	9.82%	$1,310	9.78%	$466	11.57%
Commercial Real Estate	11,686	57.91%	15,518	55.53%	13,081	53.07%	12,512	50.90%	5,889	53.59%
Residential Real Estate	6,136	33.51%	4,232	34.30%	5,393	34.17%	3,336	36.24%	1,319	31.63%
Consumer Loans	205	1.57%	212	2.17%	732	2.94%	392	3.08%	25	3.21%

Total loans	$19,463	100.00%	$20,830	100.00%	$21,342	100.00%	$17,550	100.00%	$7,699	100.00%

Impaired Loans

Under generally accepted accounting principles, a loan is impaired when, based upon current information and events, it is probable that the loan will not be repaid according to its original contractual terms, including both principal and interest. Management performs individual assessments of impaired loans to determine the existence of loss exposure as described above.

The following is an analysis of impaired loans as of December 31, 2011:

($ in Thousands)

	At December 31, 2011			Full Year 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Received
With no related allowance recorded:
Commercial	$700	$5,815	$—	$674	$262	$8
Commercial Real Estate	12,009	16,818	—	11,558	702	385
Residential Real Estate	6,945	11,782	—	6,684	343	257
Consumer Loans	40	83	—	38	1	5

Total	$19,694	$34,498	$—	$18,954	$1,308	$655

With an allowance recorded:
Commercial	$1,637	$1,881	$775	$1,576	$41	$58
Commercial Real Estate	25,484	30,224	6,217	24,526	820	798
Residential Real Estate	10,235	12,604	2,363	9,850	521	346
Consumer Loans	72	79	53	69	—	4

Total	$37,428	$44,788	$9,408	$36,021	$1,382	$1,206

Total	$57,122	$79,286	$9,408	$54,975	$2,690	$1,861

The following is an analysis of impaired loans as of December 31, 2010:

($ in Thousands)

	At December 31, 2010			Full Year 2010
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Received
With no related allowance recorded:
Commercial	$1,212	$5,068	$—	$1,090	$282	$414
Commercial Real Estate	16,278	26,612	—	14,650	1,138	1,166
Residential Real Estate	13,506	19,185	—	12,155	584	524
Consumer Loans	3,032	4,032	—	2,729	156	7

Total	$34,028	$54,897	$—	$30,624	$2,160	$2,111

With an allowance recorded:
Commercial	$362	$368	$225	$326	$17	$34
Commercial Real Estate	20,190	23,502	7,870	18,171	359	756
Residential Real Estate	5,277	5,571	1,692	4,749	139	204
Consumer Loans	226	226	103	203	14	13

Total	$26,055	$29,667	$9,890	$23,449	$529	$1,007

Total	$60,083	$84,564	$9,890	$54,073	$2,689	$3,118

The following is an analysis of impaired loans as of December 31, 2009 (in thousands):

Impaired loans without a valuation allowance	$27,606
Impaired loans with a valuation allowance	39,583
Valuation allowance related to impaired loans	(8,801)

Net investment in impaired loans	$58,388

Non-Performing Assets

Non-performing assets include non-accrual loans and foreclosed real estate. Non-accrual loans represent loans on which interest accruals have been discontinued. Foreclosed real estate is comprised principally of real estate properties obtained in partial or total loan satisfactions and is carried at the lower of its estimated fair value less selling costs or cost.

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

Non Performing Assets

($ in thousands):

	As of December 31,
	2011	2010	2009
Non Performing Loans:
Commercial	$1,839	$1,573	$11,322
Commercial Real Estate	27,274	33,907	17,792
Residential Real Estate	10,750	18,506	14,125
Consumer Loans	112	3,071	3,710

Total	39,975	57,057	46,949

Foreclosed Real Estate	6,770	7,018	8,761

Total Non-Performing Assets	$46,745	$64,075	$55,710

Non-Performing Loans as a Percentage of Total Loans, net of Deferred Fees	8.33%	9.62%	7.27%

Non-Performing Assets as a Percentage of Total Assets	6.41%	6.81%	5.65%

Loans Past Due 90 or more days and still accruing	0	0	10

As of December 31, 2011, 2010 and 2009, we had $8.4 million, $1.5 million and $21.4 million, respectively, in restructured loans that are in compliance with their modified terms. The criteria for a restructured loan to be considered performing is as follows: (1) none of its principal and interest is due and unpaid, and we expect repayment of the remaining contractual principal and interest, or (2) when the loan otherwise becomes well secured and in the process of collection. Since these loans have met these criteria, management does not consider these loans to be non-performing and has not included them in the table above.

As of December 31, 2011 nonaccrual loans consisted of ($ in millions):

Loan Type	Amount	Number of Relationships
Hotels/Motels	$8.1	6
Real Estate 1-4 Family Investment	7.4	24
Single Family Residential	2.4	23
Retail	2.1	4
Construction & Land Development-Residential	3.8	25
Office/Warehouse	5.8	19
Other	9.3	55
Accounts Receivable, Inventory, Equipment	1.1	13

	$40.0	169

As of December 31, 2010 nonaccrual loans consisted of:

$ In millions

Loan Type	Amount	Number of Relationships
Hotels/Motels	$13.4	7
Real Estate 1-4 Family Investment	9.3	22
Single Family Residential	7.1	24
Retail	2.1	2
Construction & Land Development-Residential	9.9	21
Office/Warehouse	6.3	17
Other	8.5	43
Accounts Receivable, Inventory, Equipment	0.5	7

	$57.1	143

Total nonaccrual loans decreased $17.1 million due to transfers to foreclosed assets, payoffs, and charge-offs. In addition, one loan which was in a nonaccrual status and had a carrying value of $4.5 million at December 31, 2010 was restored to an accrual status as of December 31, 2011.

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

We have established an Asset/Liability Committee (ALCO) for the Bank, which is responsible for the oversight of the Bank’s interest rate risk management. We have engaged an independent third party firm to assist us in performing interest rate risk measurements. The primary interest rate risk measures used by us include earnings simulation. Following is a table showing our interest rate risk profile for the years ending December 31, 2011 and 2010:

Interest Rate Risk

	Changes in Current Interest Rates
Company Policy Limit	Flat Up 500BP	Up 400 BP	Up 200 BP	Down 100BP

-10% Change in Net Interest Income

Sensitivity at December 31, 2011	0.90%	1.30%	1.30%	-1.30%

Sensitivity at December 31, 2010	-1.20%	-0.10%	-0.10%	-0.30%

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

Major sources of increases and decreases in cash and cash equivalents are as follows for the years ending December 31, 2011, 2010 and 2009 (in thousands):

	December 31, 2011	December 31, 2010	December 31, 2009
Provided by (used in) operating activities	$5,713	$486	$(11,664)
Provided by (used in) investing activities	127,260	(56,782)	(37,293)
(Used in) provided by financing activities	(96,735)	67,236	(3,478)

Net increase (decrease) in cash and cash equivalents	$36,238	$10,940	$(52,435)

As of December 31, 2011 and 2010 the Bank had unfunded loan commitments and unused lines and letters of credit totaling approximately $31.6 million and $74.1 million, respectively. See Note 10 of our Consolidated Financial Statements for a detailed discussion. We believe the likelihood of these commitments either needing to be totally funded or funded at the same time is low. However, should significant funding requirements occur, the Bank has available borrowing capacity from various sources as discussed below.

The Bank has unsecured overnight federal funds purchased accommodation up to a maximum of $4.5 million from a correspondent bank. Further, the Bank has invested in FHLB stock for the purpose of establishing credit lines with the FHLB. The credit availability to the Bank is based on the amount of collateral pledged and limited by a percentage of the Bank’s total assets as reported on the most recent quarterly financial information submitted to the regulators. As of December 31, 2011, we had $67.7 million of FHLB advances outstanding and $29.1 million of letters of credit used in lieu of pledging securities to the State of Florida. Our unused borrowing capacity as of December 31, 2011 was approximately $2.1 million. At December 31, 2010, there was $67.7 million in advances outstanding, in addition to $28.8 million in letters of credit used in lieu of pledging securities to the State of Florida. Borrowings are collateralized by the Bank’s qualifying one-to-four family residential mortgage, multi-family, home equity, second mortgage and certain commercial real estate loans. The amount of unused borrowing capacity at December 31, 2010 was $42.6 million

As of December 31, 2011 our gross loan to deposit ratio was 78.7% compared to 83.3% at December 31, 2010. Management monitors and assesses the adequacy of our liquidity position on a daily and monthly basis to ensure that sufficient sources of liquidity are maintained and available.

Investment Activity.

Investment activities serve to enhance our liquidity position and interest rate sensitivity, while also providing a yield on interest earning assets. We may classify our securities as either trading, held-to-maturity or available for sale. Trading securities are held principally for resale and recorded at their fair values. Unrealized gains and losses on trading securities are included immediately in operations. Held-to-maturity securities are those which we have the positive intent and ability to hold to maturity and are reported at amortized cost. Available for sale securities consist of securities not classified as trading securities or as held-to-maturity securities. Unrealized holding gains and losses on available for sale securities, net of tax are excluded from operations and reported in other comprehensive income (loss). Securities, like loans, are subject to similar interest rate and credit risk. In addition, by their nature, securities classified as available for sale are also subject to market value risks that could negatively affect the level of liquidity available to us, as well as shareholders’ equity. A change in the value of securities held to maturity could also negatively affect the level of shareholders’ equity if there was a decline in the underlying creditworthiness of the issuers, other-than-temporary impairment is deemed or there is a change in our intent and ability to hold the securities to maturity.

As of December 31, 2011, our securities portfolio totaled $149.2 million compared to $177.5 million as of December 31, 2010, a decrease of $28.2 million. For both periods, all of our securities were classified as available for sale. The decrease in the investment portfolio during 2011 is primarily reflected in the principal pay downs of government sponsored mortgaged-backed securities. We do not actively trade securities and do not expect to do so in the future.

The following table sets forth the carrying amount of our investment portfolio, as of December 31, 2011, 2010, and 2009:

($ in Thousands)

	December 31,
	2011	2010	2009
Fair value of investment in:
Mutual funds	$526	$492	$—
Asset backed securities	—	—	302
Corporate bonds	—	—	4,196
Mortgage backed securities	148,700	176,959	95,278

Total	$149,226	$177,451	$99,776

Federal Reserve Bank stock	$1,429	$2,781	$3,000

Federal Home Loan Bank stock	$4,600	$5,032	$5,417

The following table indicates the respective maturities and weighted-average yields of our securities as of December 31, 2011 and December 31, 2010:

($ in Thousands)

	December 31, 2011					December 31, 2010
	1 Year	1-5 Years	5-10 Years	Over 10 Years	Yield to Maturity or Call	1 Year	1-5 Years	5-10 Years	Over 10 Years	Yield to Maturity or Call
Mortgage Backed Securities	$2,149	$123,781	$15,620	$7,150	1.99%	$—	$86,487	$78,843	$11,629	2.40%
Mutual Funds	526	—	—	—	2.73%	492	—	—	—	3.01%

Total	$2,675	$123,781	$15,620	$7,150	1.99%	$492	$86,487	$78,843	$11,629	2.40%

Please see Note 1 to our December 31, 2011 Consolidated Financial Statements for a discussion on Other Comprehensive Income (Loss) related to our securities classified as available-for-sale.

Securities of a single issuer that had book values in excess of 10% of our shareholders’ equity at December 31, 2011 included bonds issued by the Government National Mortgage Association (GNMA) and Federal National Mortgage Association (FNMA). This exposure includes mortgage pass through securities issued directly by these agencies as well as collateralized mortgage obligations, or CMOs, issued with GNMA or FNMA underlying securities. Mortgage backed securities tend to have final maturities which are often times, substantially longer than their average lives. As of December 31, 2011, our securities portfolio had an unrealized gain of approximately $1.9 million on a pretax basis.

OTTI

We utilize a discounted cash flow modeling valuation approach in order to evaluate our securities available for sale for other than temporary impairment of value. During 2010 and 2009 the estimated fair value of certain private label asset backed securities declined due to the occurrence of defaults by certain underlying issuers and changes in the cash flow and discount rate assumptions used to estimate the value of these securities. After we determined that the declines in values were other than temporary under generally accepted accounting principles, we recorded $0.5 million and $1.2 million of other than temporary impairment loss, for the years ended December 31, 2010 and 2009, respectively. During 2010, we sold all of the securities that had an OTTI, except one, which is valued at zero.

Deposits

The Bank’s primary source of funds is deposits. Those deposits are provided by businesses, municipalities, and individuals located within the markets served by our bank.

For the year ended December 31, 2011, total deposits decreased $102.0 million to $610.3 million compared to $712.3 million as of December 31, 2010.

As of December 31, 2011, 2010 and 2009 the distribution by type of our deposit accounts was as follows:

($ in thousands)

	Dec 31, 2011		Dec 31, 2010		Dec 31, 2009
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest bearing accounts	$78,510	0.00%	$63,249	0.00%	$52,553	0.00%

Interest bearing accounts
Savings, Now and MMKT	238,477	0.87%	254,046	1.14%	207,318	1.60%
CDs	342,072	2.09%	351,801	2.79%	401,646	3.60%

Total Interest Bearing Deposits	580,549	1.59%	605,847	2.09%	608,964	2.92%

Average Total Deposits	$659,059	1.40%	$669,096	1.89%	$661,517	2.69%

Brokered deposits included in total deposits	$79,383		$69,804		$84,358
Brokered deposits as a percentage of total deposits	12.04%		10.43%		12.75%

As of December 31, 2011 certificates of deposit of $100,000 or more mature as follows:

(Dollars in thousands)	Amount	Weighted Average Rate
Up to 3 months	$18,952	1.70%
3 to 6 months	13,262	1.75%
6 to 12 months	18,744	2.03%
Over 12 months	15,496	2.24%

Total	$66,454	1.93%

As of December 31, 2010, certificates of deposit of $100,000 or more mature as follows:

(Dollars in thousands)	Amount	Weighted Average Rate
Up to 3 months	$34,263	2.10%
3 to 6 months	11,571	1.99%
6 to 12 months	25,653	2.50%
Over 12 months	37,522	2.58%

Total	$109,009	2.35%

Maturity terms, service fees and withdrawal penalties are established by us on a periodic basis. The determination of rates and terms is predicated on funds acquisition and liquidity requirements, rates paid by competitors, growth goals and federal regulations.

Capital Resources.

The assessment of capital adequacy depends on a number of factors such as asset quality, liquidity, earnings performance, changing competitive conditions and economic forces. We seek to maintain a strong capital base to support our growth activities, to provide stability to current operations and to promote public confidence. As of December 31, 2011 and December 31, 2010, we exceeded the levels of capital required in order to be considered “well capitalized” by the regulatory authorities. The basic measures of capitalization applied by the regulatory authorities are provided below as of December 31, 2011 and December 31, 2010 for the Company:

	As of December 31, 2011	As of December 31, 2010
Total Risk Based Capital Ratio	10.85%	11.06%
Tier One Risk Based Capital Ratio	8.47%	9.78%
Tier One Leverage Ratio	5.53%	6.46%

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

Prior to the payment of dividends on our preferred stock issued under the U.S. Treasury Department’s Capital Purchase Program (CPP Dividends), we must request and be granted approval by the FRB. We have not paid dividends on our preferred stock for the last five quarters as a result of our agreement with the FRB that we will not pay any cash dividends without prior approval from the FRB. At December 31, 2011, we had $1.5 million in unpaid dividends owing on our preferred stock. To date, we have deferred six quarterly dividend payments. Consequently, the U.S. Treasury has the right to appoint two directors and/or observers to our Board of Directors until all accrued and unpaid dividends have been paid. To date, no new directors have been appointed by the U.S. Treasury.

On June 30, 2011 we closed a private placement offering resulting in the issuance of 5,107 shares of our Non-Cumulative Perpetual Series C Preferred Stock (“Series C Preferred Stock”) to accredited investors for an aggregate purchase price of $5.1 million in cash consideration, or $1,000 per share. In addition, during the three months ended September 30, 2011, we sold an additional 150 shares of our Series C Preferred Stock to accredited investors for an aggregate purchase price of $150 in cash considerations.

The Series C Preferred Stock may be converted at the election of a holder at any time, into shares of Common Stock after June 30, 2012, unless we close, prior to that date, a Qualified Private Offering. If we close a Qualified Private Offering prior to July 1, 2012, then the holders of our Series C Preferred Stock would convert their shares at the price per share at which the shares of Common Stock were sold in the Qualified Private Offering.

The purchasers of the shares of Series C Preferred Stock also received a non-transferable stock purchase warrant (the “Warrant”) that is immediately exercisable for 1,250 shares of Company common stock at $0.01 per share for each share of Series C Preferred Stock purchased. The Warrant may be exercised at any time, and from time to time, in whole or in part before March 31, 2012. Please see Note 15 to these Consolidated Financial Statements for a more detailed discussion of the sale of our Series C Preferred Stock.

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

Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized. The realization of deferred tax assets associated with the net operating loss carry forward, which expires in the years 2027, 2028, and 2029, as well as other deductible temporary differences is dependent upon generating sufficient future taxable income. During the year ended December 31, 2010, management determined that was more likely than not that the deferred tax asset would not be realized. Accordingly, a valuation allowance of $35.2 million was recorded, reducing the net balance to zero. As of December 31, 2011, management has not changed this belief.

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

Recent Accounting Pronouncements.

The Financial Accounting Standards Board, the SEC, and other regulatory bodies have enacted new accounting pronouncements and standards that either has impacted our results in prior years presented, or will likely impact our results in 2011. Please refer to the footnote No. 1 in the Notes to our Consolidated Financial Statements for the year ended December 31, 2011.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

See “Market Risk” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, above, which is incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data.

Financial Statements and Supplementary Data consist of the financial statements as indexed on page F-1 and unaudited financial information presented in Part II, Item 7 “Management’s Discussion and Analysis of Results of Operations and Financial Condition”.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934 (the “Act”) was carried out as of December 31, 2011, under the supervision and with the participation of our Chief Executive Officer (our principal executive officer), our Chief Financial Officer (our principal financial officer) and other members of senior management, we have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, and, based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures are effective.

There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Under the supervision and with the participation of Management, including the Chief Executive Officer and the Chief Financial Officer, the Company’s Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2011, based on the framework established in a report entitled “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission and the interpretive guidance issued by the Securities and Exchange Commission in Release No. 34-55929.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. Based on this assessment Management believes that as of December 31, 2011, the Company’s internal control over financial reporting was effective. There were no changes in the Company’s internal control over financial reporting that occurred during the year ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Executive Officers of the Registrant

The Company has a Code of Ethics that applies to its principal executive officer and principal financial officer (who is its principal accounting officer), a copy of which is included on the Company’s website, www.flbank.com at Investor Relations/Governance Documents. The website also includes a copy of the Company’s Audit Committee Charter, Compensation Committee Charter and Nominating Committee Charter. The information contained under the sections captioned “Election of Directors—Director Nominees,” “Executive Officers,” “Audit Committee Report,” and “Section 16 (A) Beneficial Ownership Reporting Compliance,” in the issuer’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 25, 2012, to be filed with the SEC pursuant to Regulation 14A within 120 days of the issuer’s fiscal year end (the “Proxy Statement”), is incorporated herein by reference.

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

Information contained in the section captioned “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement is incorporated herein by reference, and the table captioned “Equity Compensation Plan Information” on page 29 of this Form 10-K is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information contained in the section captioned “Transactions with Management and Related Persons” and “Election of Directors—Director Independence” in the Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information contained in the section captioned “Audit Fees and Related Matters” in the Proxy Statement is incorporated herein by reference.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Financial Statements. Please see the following financial statements set forth below beginning on page F-1:

Page	Description
F-1 – F-37	Florida Bank Group, Inc. Consolidated Financial Statements as of December 31, 2011 and 2010 and for the years ended December 31, 2011 and 2010 and 2009

(b) Exhibits. The following exhibits are furnished as exhibits hereto:

Exhibit No.	Description
3.1	Articles of Incorporation of the Registrant*

3.2	Articles of Amendment to Articles of Incorporation of the Registrant dated April 30, 2007*

3.3	Articles of Amendment to Articles of Incorporation of the Registrant dated July 15, 2009*

3.4	Articles of Amendment to Articles of Incorporation of the Registrant dated July 15, 2009*

3.5	Articles of Amendment to Articles of Incorporation of the Registrant dated April 29, 2011

3.6	Articles of Amendment to Articles of Incorporation of the Registrant dated June 29, 2011++

3.7	Restated Bylaws—December, 2009 of the Registrant*

10.1	Stock Option Plan Amended April 2007*/**

10.2	Restrictive Stock Plan **/***

10.3	Form of Employment Compensation Amendment, pursuant to the U.S. Treasury TARP Capital Purchase Program, signed by Robert Rothman and John Garthwaite*

10.4	Form of Waiver, pursuant to the U.S. Treasury TARP Capital Purchase Program, signed by Robert Rothman and John Garthwaite*

10.5	Securities Purchase Agreement—Standard Terms for the U.S. Treasury TARP Capital Purchase Program between the Company and the U.S. Treasury*

14.1	Code of Ethics

21.1	Subsidiaries of the Registrant*

31.1	Certification of Chief Executive Officer pursuant to Securities and Exchange Act Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities and Exchange Act Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Certification of Chief Executive Officer pursuant to the Emergency Economic Stability Act of 2008.

Exhibit No.	Description

99.2	Certification of Executive Vice President and Chief Financial Officer pursuant to the Emergency Economic Stability Act of 2008.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Changes in Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements tagged as blocks of text and in detail.+

*	Previously filed by the Company as an exhibit to Company’s Registration Statement (Registration No. 000-53813) and such document is incorporated herein by reference.
**	Represents a management contract or a compensation plan or arrangement required to be filed as an exhibit.
***	Previously filed by the Company as an exhibit to the Company’s Form 10-Q filed on May, 10, 2010 (Registration No. 000-53813) and such document is incorporated herein by reference.
+	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.
++	Previously filed by the Company as an exhibit to the Company’s Form 8-K filed on June 29, 2011 (Registration No. 000-53813) and such document is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 22nd day of March, 2012.

FLORIDA BANK GROUP, INC.
(Registrant)

Date: March 22, 2012	By:	/s/ SUSAN MARTINEZ
Susan Martinez Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 22nd day of March, 2012.

By:	/s/ SUSAN MARTINEZ
Susan Martinez,
Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ GARY J. WARD
Gary J. Ward,
Chief Financial Officer, Executive Vice President (Principal Financial Officer and Principal Accounting Officer)

FLORIDA BANK GROUP, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Florida Bank Group, Inc.

Tampa, Florida:

We have audited the accompanying consolidated balance sheets of Florida Bank Group, Inc. and Subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations and other comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ HACKER, JOHNSON & SMITH PA

HACKER, JOHNSON & SMITH PA

Tampa, Florida

March 22, 2012

FLORIDA BANK GROUP, INC.

Consolidated Balance Sheets

($ in thousands, except share amounts)

	At December 31,
	2011	2010
Assets
Cash and due from banks	$8,375	$4,618
Interest-bearing Deposits and Federal Funds Sold	68,164	35,683

Cash and cash equivalents	76,539	40,301
Securities available for sale	149,226	177,451
Loans, net of allowance for loan losses of $19,463 in 2011 and $20,830 in 2010	460,422	572,045
Federal Reserve Bank stock, at cost	1,429	2,781
Federal Home Loan Bank stock, at cost	4,600	5,032
Accrued interest receivable	1,831	2,475
Premises and equipment, net	24,977	25,815
Foreclosed real estate	6,770	7,018
Prepaid expenses and other assets	3,597	5,490

Total assets	$729,391	$838,408

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing demand	$75,157	$68,168
Interest-bearing demand	53,926	72,247
Savings	9,954	10,043
Money market	165,776	201,718
Time	305,496	360,158

Total deposits	610,309	712,334
Accrued expenses and other liabilities	4,346	4,768
Federal Home Loan Bank advances	67,700	67,700

Total liabilities	682,355	784,802

Commitments and contingencies (Notes 4, 10, 13 and 18)

Stockholders’ equity:
Preferred Stock Series A, $.01 par value; $1,000 liquidation value; 20,471 shares outstanding	20,471	20,471
Preferred Stock Series B, $.01 par value; $1,000 liquidation value; 1,024 shares outstanding	1,024	1,024
Preferred Stock Series C, $.01 par value; $1,000 liquidation value; 5,257 shares outstanding in 2011	5,257	—
Preferred Stock—Discount	(525)	(730)
Common stock, $.01 par value, 250,000,000 and 50,000,000 shares authorized in 2011 and 2010, respectively, 18,279,398 and 14,341,898 shares issued in 2011 and 2010, respectively	183	143
Additional paid-in capital	152,099	150,817
Treasury stock (12,583 shares), at cost	(164)	(164)
Accumulated deficit	(132,493)	(113,848)
Accumulated other comprehensive income (loss)	1,184	(4,107)

Total stockholders’ equity	47,036	53,606

	$729,391	$838,408

The accompanying notes are an integral part of these consolidated financial statements.

FLORIDA BANK GROUP, INC.

Consolidated Statements of Operations and Other Comprehensive Income (Loss)

($ in thousands, except per share amounts)

	Year Ended December 31,
	2011	2010	2009
Interest income:
Loans	$28,540	$33,619	$36,514
Securities available for sale	3,905	4,084	3,767
Other interest-earning assets	256	273	317

Total interest income	32,701	37,976	40,598

Interest expense:
Deposits :
Demand	350	584	508
Savings	39	67	123
Money market	1,683	2,232	2,687
Time	7,153	9,804	14,471
Federal Home Loan Bank advances	2,893	3,153	3,517

Total interest expense	12,118	15,840	21,306

Net interest income before provision for loan losses	20,583	22,136	19,292
Provision for loan losses	15,962	28,190	19,494

Net interest income (expense) after provision for loan losses	4,621	(6,054)	(202)

Non interest income:
Service charges on deposit accounts	892	940	915
Other service charges and fees	610	581	342
Gain (loss) on sale of securities available for sale	85	3,027	(47)
Other-than temporary impairment of securities available for sale (1)	—	(549)	(1,184)
Other	822	696	432

Total non interest income	2,409	4,695	458

Non interest expenses:
Salaries and employee benefits	10,596	13,888	11,338
Occupancy	4,620	5,544	5,625
Data processing	1,375	1,206	1,480
Stationary, printing and supplies	270	286	339
Business development	183	393	379
Insurance, including deposit insurance premium	2,344	2,278	2,293
Professional fees	984	1,739	1,044
Marketing	56	71	119
Permanent impairment of goodwill	—	—	4,707
Federal Home Loan Bank advance prepayment penalties	2	751	1,296
Loss on sale of foreclosed real estate	137	372	723
Write-down of foreclosed real estate	2,618	1,260	940
Foreclosed real estate expense	612	553	1,143
Other	1,074	1,150	1,366

Total non interest expense	24,871	29,491	32,792

Loss before income tax benefit	(17,841)	(30,850)	(32,536)
Income (benefit) tax expense	(690)	23,683	(10,436)

Net loss	(17,151)	(54,533)	(22,100)
Preferred stock dividend requirements and discount accretion	(2,610)	(1,321)	(576)

Net loss available to common stockholders	(19,761)	(55,854)	(22,676)

Loss per common share:
Basic and Diluted	$(1.29)	$(3.90)	$(1.83)

Other comprehensive loss:
Net loss	(17,151)	(54,533)	(22,100)
Change in unrealized holding gains (losses) on securities available for sale, net of tax	5,291	(4,525)	581

Comprehensive loss	$(11,860)	$(59,058)	$(21,519)

(1)	Includes $1.5 million of total other than temporary impairment losses for 2009 , net of $354 non-credit related impairment losses recorded in other comprehensive income , before taxes. See note 2 to these consolidated financial statements. For 2011 and 2010 there was non on-credit component.

The accompanying notes are an integral part of these consolidated financial statements.

FLORIDA BANK GROUP, INC.

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2011, 2010 and 2009

($ in thousands, except share amounts)

	Preferred Stock								Common Stock					Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Series A		Series B			Series C					Additional Paid-in Capital	Treasury Stock	Accumulated Deficit
	Shares	Amount	Shares	Amount	Discount	Shares	Amount	Discount	Shares	Amount
Balance, December 31, 2008	—	—	—	—	—	—	—	—	9,757,142	98	132,658	(164)	(35,739)	(163)	96,690
Net loss	—	—	—	—	—	—	—		—	—	—	—	(22,100)	—	(22,100)
Other comprehensive income attributable to change in unrealized loss on available for sale securities, net of income taxes	—	—	—	—	—	—	—	—	—	—	—	—	—	581	581
Proceeds from sale of common stock, net of stock issuance costs of $(83)	—	—	—	—	—	—	—	—	4,584,756	45	18,212	—	—	—	18,257
Proceeds from issuance of 20,471 shares of Series A preferred stock to US Treasury	20,471	$20,471	—	—	—	—	—	—	—	—	—	—	—	—	20,471
Preferred stock warrants exercised by US treasury	—	—	1,024	$1,024	$(1,024)	—	—	—	—	—	—	—	—	—	—
Preferred stock dividend requirements and discount accretion	—	—	—	—	89	—	—	—	—	—	—	—	(576)	—	(487)
Preferred stock issuance costs	—	—	—	—	—	—	—	—	—	—	(53)	—	—	—	(53)

Balance, December 31, 2009	20,471	20,471	1,024	1,024	(935)	—	—	—	14,341,898	143	150,817	(164)	(58,415)	418	113,359
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(54,533)	—	(54,533)
Other comprehensive income attributable to change in unrealized loss on available for sale securities, net of income taxes	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,525)	(4,525)
Preferred stock dividend requirements and discount accretion	—	—	—	—	205	—	—	—	—	—	—	—	(900)	—	(695)

Balance, December 31, 2010	20,471	$20,471	1,024	$1,024	$(730)	$—	$—	$—	14,341,898	$143	$150,817	$(164)	$(113,848)	$(4,107)	$53,606
Net loss	—	—	—	—	—	—	—	—	—	—		—	(17,151)	—	(17,151)
Other comprehensive gain attributable to change in unrealized loss on available for sale securities, net of income taxes	—	—	—	—	—	—	—	—	—	—	—	—	—	5,291	5,291
Proceeds from issuance of 5,257 shares of Series C preferred stock	—	—	—	—	—	5,257	5,257	(1,289)	—	—	1,289	—	—	—	5,257
Preferred stock warrants exercised	—	—	—	—	—	—	—	—	3,937,500	40	—	—	—	—	40
Preferred stock discount accretion	—	—	—	—	205	—	—	1,289	—	—	—	—	(1,494)	—	—
Preferred stock issuance costs	—	—	—	—	—	—	—	—	—	—	(7)	—	—	—	(7)

Balance, December 31, 2011	20,471	20,471	1,024	1,024	(525)	5,257	5,257	—	18,279,398	183	152,099	(164)	(132,493)	1,184	47,036

The accompanying notes are an integral part of these consolidated financial statements.

FLORIDA BANK GROUP, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net loss	$(17,151)	$(54,533)	$(22,100)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,336	1,515	1,644
Amortization of intangible asset	—	—	133
Amortization of deferred loan fees, net	(114)	(122)	(132)
Amortization of premium and discounts on securities, net	1,610	1,038	211
Provision for loan losses	15,962	28,190	19,494
Deferred income taxes	(715)	23,683	(10,436)
(Gain)/loss on sale of securities available for sale	(85)	(3,027)	47
Loss on sale of foreclosed real estate and repossessed assets	137	372	723
Write-down of foreclosed real estate	2,618	1,260	940
Loss on permanent impairment of goodwill	—	—	4,707
Other-than-temporary impairment of securities available for sale	—	549	1,184
Loss on permanent impairment of intangible asset	—	—	181
Decrease (increase) in accrued interest receivable	644	(46)	277
Decrease (increase) in prepaid expenses and other assets	1,893	1,721	(4,878)
Decrease in accrued expenses and other liabilities	(841)	(275)	(2,458)
Increase (decrease) in official checks	419	161	(1,201)

Net cash provided by (used in) operating activities	5,713	486	(11,664)

Cash flows from investing activities:
Net decrease (increase) in loans	90,891	15,536	(8,314)
Proceeds from sales, maturities, calls and repayments of securities available for sale	32,706	160,264	32,979
Purchase of securities available for sale	—	(241,276)	(65,532)
Proceeds from sale of foreclosed real estate	2,377	9,113	4,505
Redemption (purchase) of Federal Reserve Bank stock	1,352	219	(1,269)
Redemption of Federal Home Loan Bank stock	432	385	812
Net acquisition of premises and equipment	(498)	(1,023)	(474)

Net cash provided by (used in) investing activities	127,260	(56,782)	(37,293)

Cash flows from financing activities:
Net (decrease) increase in deposits	(102,025)	81,931	(16,808)
Net decrease in Federal Home Loan Bank advances	—	(14,000)	(23,000)
Net decrease in other borrowings	—	—	(1,858)
Net proceeds from sale of common stock	—	—	18,257
Proceeds from exercise of stock purchase warrants	40	—	—
Preferred Stock Issued, net of cost	5,250	—	20,418
Preferred stock dividend requirements	—	(695)	(487)

Net cash (used in) provided by financing activities	(96,735)	67,236	(3,478)

Net increase (decrease) in cash and cash equivalents	36,238	10,940	(52,435)
Cash and cash equivalents at beginning of period	40,301	29,361	81,796

Cash and cash equivalents at end of period	$76,539	$40,301	$29,361

(Continued)

FLORIDA BANK GROUP, INC.

Consolidated Statements of Cash Flows, Continued

(In thousands)

	Year Ended December 31,
	2011	2010	2009
Supplemental cash flow information:
Cash paid during the year for:
Interest	$12,322	$16,183	$21,896

Noncash transactions:
Accumulated other comprehensive income (loss), change in unrealized gains (losses) on securities available for sale, net of income taxes	$5,291	$(4,525)	$581

Transfer of loans to foreclosed real estate	$4,884	$11,882	$16,338

Transfer of foreclosed real estate to loans	$—	$2,880	$2,126

Transfer of foreclosed real estate to premises and equipment	$—	$—	$690

Transfer of foreclosed real estate to other assets	$—	$—	$300

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

Banks are required to maintain cash reserves in the form of vault cash or in a noninterest-earning account with the Federal Reserve Bank or in noninterest-earning accounts with other qualified banks based on the balances of their transaction deposit accounts. The Bank’s reserve requirements at December 31, 2011 and 2010 were approximately $8.0 million and $9.3 million, respectively.

Securities. The Company may classify its securities as either trading, held-to-maturity or available for sale. Trading securities are held principally for resale and recorded at their fair values. Unrealized gains and losses on trading securities are included immediately in operations. Held-to-maturity securities are those which the Company has the positive intent and ability to hold to maturity and are reported at amortized cost. Available for sale securities consist of securities not classified as trading securities or as held-to-maturity securities. Unrealized holding gains and losses on available for sale securities, net of tax are excluded from operations and reported in other comprehensive income (loss). Gains and losses on the sale of available for sale securities are recorded on the trade date and are determined using the specific-identification method. Premiums and discounts on securities available for sale are recognized in interest income using the constant yield method over the estimated average life on mortgage-backed securities. If a security has a decline in fair value that is other than temporary, the security will be written down to its fair value by recording a loss in the consolidated statements of operations. For a debt security that the Company does not intend to sell and it is not more likely than not that the Company will be required to sell before recovery of its amortized cost, only the credit loss component of the impairment is recorded in the consolidated statements of operations, while the impairment related to all other factors is recorded in other comprehensive income (loss).

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

Allowance for Loan Losses.

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to operations. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. See Note 3 for a more detail discussion of this topic.

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

Intangible Asset and Goodwill. The intangible asset consisted of core deposits as a result of the acquisition of the Bank in 2002 and The Bank of Tallahassee and Florida Bank of Jacksonville in 2007. The intangible asset was being amortized over their estimated useful lives as follows: The Bank, 7 years; The Bank of Tallahassee,

6.25 years; Florida Bank of Jacksonville, 5 years. Amortization expense of $133 was recorded in 2009. In addition, in 2009, the Company recorded an impairment charge of $181 against its intangible asset, which was included in other expenses in the consolidated statements of operations. At December 31, 2011 and 2010, the balance of the intangible asset was zero.

Goodwill represented the excess cost of the Bank’s, The Bank of Tallahassee’s and Florida Bank of Jacksonville’s acquisition over the fair value of the net assets acquired. Based on the impairment test performed in the fourth quarter of 2009, there was an impairment of goodwill of $4.7 million for the year ended December 31, 2009. At December 31, 2011 and 2010, the balance of goodwill was zero.

Transfer of Financial Assets. Transfers of financial assets or a participating interest in an entire financial asset are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity. A participating interest is a portion of an entire financial asset that (1) conveys proportionate ownership rights with equal priority to each participating interest holder (2) involves no recourse (other than standard representations and warranties) to, or subordination by, any participating interest holder, and (3) does not entitle any participating interest holder to receive cash before any other participating interest holder. Recourse in the form of an independent third-party guarantee shall be excluded from evaluation of whether the participating interest definition is met.

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

The Company also has a stock compensation plan in the form of restricted stock which was recorded as an expense in the consolidated statements of operations over the vesting period (see Note 8).

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

The components of other comprehensive loss and related tax effects are as follows:

	Year Ended December 31,
	2011	2010	2009
Net unrealized holding gains (losses) on available for sale securities	$6,091	$(2,299)	$(297)
Reclassification adjustment for other-than-temporary impairment of securities available for sale	—	549	1,184
Reclassification adjustment for (gains) losses realized in operations	(85)	(3,027)	47

Net change in unrealized gains (losses)	6,006	(4,777)	934
Income tax effect	(715)	252	(353)

Net amount	$5,291	$(4,525)	$581

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

Deferred income taxes result from changes in deferred tax assets and liabilities between periods. Deferred tax assets are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management’s judgment. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized. During the year ended December 31, 2010, management determined that is was more likely than not that the deferred tax asset would not be realized. Accordingly, a valuation allowance of $35.2 million was recorded. As of December 31, 2011, management has not changed this belief.

As of December 31, 2011, management is not aware of any uncertain tax positions that would have a material effect on the Company’s consolidated financial statements.

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

Loss Per Common Share. Basic and diluted loss per common share is computed on the basis of the weighted-average number of common shares outstanding as follows:

	For the years ended December 31,
	2011	2010	2009
	Basic and Diluted	Basic and Diluted	Basic and Diluted
Numerator:
Net loss	$(17,151)	$(54,533)	$(22,100)
Preferred stock dividend requirements and discount accretion	(2,610)	(1,321)	(576)

	$(19,761)	$(55,854)	$(22,676)

Denominator:
Weighted-average shares	15,372	14,329	12,390

Per share amount	$(1.29)	$(3.90)	$(1.83)

Basic and diluted loss per share is the same for 2011, 2010, and 2009 due to the net losses incurred by the Company.

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

Impaired Loans and Foreclosed Real Estate. Estimates of fair value are determined based on a variety of information, including the use of available appraisals, estimates of market value by licensed appraisers or local real estate brokers and the knowledge and experience of the Company’s management related to values of properties in the Company’s market areas. Management takes into consideration the type, location and occupancy of the property as well as current economic conditions in the area the property is located in assessing estimates of fair value. Accordingly, fair value estimates for impaired loans and foreclosed real estate are classified as Level 3.

Fair Value of Financial Instruments. The following methods and assumptions were used by the Company in estimating fair values of financial instruments:

Cash and Cash Equivalents—The carrying amount of cash and cash equivalents represents fair value.

Securities Available for Sale—Fair value for securities available for sale are based on the framework for measuring fair value established by GAAP.

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

Deposits—The fair values disclosed for demand, savings and money-market deposits are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). Fair values for fixed-rate time deposits are estimated using a discounted cash flow calculation that applies interest rates currently being offered on time deposits to a schedule of aggregate expected monthly maturities of time deposits.

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

New Authoritative Accounting Guidance

Offsetting Assets and Liabilities: In December 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-11 “Balance Sheet (Topic 210)—Disclosures about Offsetting Assets and Liabilities.” ASU 2011-11 requires an entity to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. Retrospective disclosure is required for all comparative periods presented. The Company does not expect ASU 2011-11 to have an impact on its financial statements and disclosures.

Goodwill: In September 2011, the FASB issued ASU No. 2011-08 “Intangibles—Goodwill and Other (Topic 350)—Testing Goodwill for Impairment.” ASU 2011-08 allows an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of the reporting unit. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company does not expect ASU 2011-08 to have an impact on its financial statements and disclosures.

Comprehensive Income: In June 2011, the FASB issued ASU No. 2011-05 “Comprehensive Income (Topic 220)—Presentation of Comprehensive Income.” ASU 2011-05 requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. In December 2011, FASB issued ASU No. 2011-12 which defers the effective date of the requirement in ASU 2011-05 to present items that are reclassified from accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income. ASU 2011-05 is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company does not expect ASU 2011-05 to have an impact on its comprehensive income presentation.

Fair Value Measurements: In May 2011, the FASB issued ASU No. 2011-04 “Fair Value Measurement (Topic 820)—Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU 2011-04 changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Consequently, the amendments in this update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs (International Financial Reporting Standards). ASU 2011-04 is effective prospectively during interim and annual periods beginning on or after December 15, 2011. Early application by public entities is not permitted. The Company does not expect ASU 2011-04 to have an impact on its fair value disclosures.

Transfers and Servicing: In April 2011, the FASB issued ASU No. 2011-03 “Transfers and Servicing (Topic 860)—Reconsideration of Effective Control for Repurchase Agreement.” ASU 2011-03 removes from the assessment of effective control the criterion relating to the transferor’s ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee. ASU 2011-03 is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The Company does not expect ASU 2011-03 to have an impact on its financial statements and disclosures.

Receivables: In April 2011, the FASB issued ASU No. 2011-02 “Receivables (Topic 310)—A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.” ASU 2011-02 clarifies whether loan modifications constitute troubled debt restructuring. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties. ASU 2011-02 was effective July 1, 2011 and was applied retrospectively to January 1, 2011. The new disclosures are presented in Note 3—Loans. The effect of applying this standard was not material.

Reclassification. Certain prior year amounts have been reclassified to conform to the 2011 presentation.

(2) Securities Available for Sale.

Securities available for sale have been classified according to management’s intent. The carrying amount of securities and their approximate fair values are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At December 31, 2011:
Mortgage-backed securities	$146,806	$1,918	$(24)	$148,700
Mutual Funds	521	5	—	526

Total	$147,327	$1,923	$(24)	$149,226

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At December 31, 2010:
Mortgage-backed securities	$181,053	$134	$(4,228)	$176,959
Mutual Funds	505	—	(13)	492

Total	$181,558	$134	$(4,241)	$177,451

Gross proceeds from the sale of securities classified as available for sale was approximately $13.3 million for the year ended December 31, 2011 and resulted in gross gains of $85 thousand and gross losses of $0. Gross proceeds from the sale of securities classified as available for sale was approximately $132.7 million for the year ended December 31, 2010 and resulted in gross gains of $3.3 million and gross losses of $0.3 million. Gross proceeds from the sale of securities classified as available for sale was approximately $13.1 million for the year ended December 31, 2009 and resulted in gross gains of $183 and gross losses of $230.

The following tables classify those securities in an unrealized loss position at December 31, 2011 and December 31, 2010, based upon length of time in a continuous loss position. The tables show the current fair value of the securities and the amount of unrealized loss for each category of investment:

	As of December 31, 2011
	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Mortgage Backed Securities	$12	$1,398	$12	$7,050

	As of December 31, 2010
	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Mortgage Backed Securities	$4,228	$167,130	$—	$—
Mutual Funds	13	$492	—	—

	$4,241	$167,622	$—	$—

At December 31, 2011, the unrealized losses on four investment securities available for sale were caused by market conditions. It is expected that the securities would not be settled at a price less than the par value of the investments. The Company plans to hold the securities for a period of time sufficient for the fair value of the securities to recover and it is not more likely than not that it will be required to sell the security before recovery of its amortized cost basis less any credit losses. The losses are therefore not considered other-than-temporary.

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

For investment securities with unrealized losses greater than 12 months, management utilizes various resources, including input from independent third party firms to perform an analysis of expected future cash flows. Investment securities classified as available-for-sale or held-to-maturity are generally evaluated for OTTI under the provisions of ASC 320-10, Investments—Debt and Equity Securities. In determining OTTI, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

In 2010, the Company recorded a $0.5 million OTTI charge to write down two asset-backed securities to their fair values. As of December 31, 2011, only one of the securities for which an OTTI charge was recorded remains on the Company’s books, at a value of zero. The Company intended to sell the related securities, as such, the entire OTTI loss was recorded in the consolidated statements of operations. In 2009 , the Company recorded a $1.2 million OTTI charge to adjust for credit losses relating to four mortgage backed securities and one asset-backed security with a total remaining principal balance of $1.1 million and fair value of $771. The table below provides a cumulative roll forward of credit losses recognized in operations for the year ending December 31, 2011 relating to the Company’s available for sale debt securities:

Balance, at January 1, 2009	$214
Additions for credit losses on securities not previously impaired	1,184
Reduction for securities sold during the year	(214)

Balance, at December 31, 2009	1,184
Additions for credit losses on securities not previously impaired	549
Reduction for securities sold during the year	(1,193)

Balance, at December 31, 2010	$540
Additions for credit losses on securities not previously impaired	—
Reduction for securities sold during the year	—

Balance, at December 31, 2011	$540

(3) Loans

The Company has divided the loan portfolio into four portfolio segments and classes, each with different risk characteristics and methodologies for assessing risk. The portfolio segments and classes identified by the Company are Commercial, Commercial Real estate, Residential Real Estate and Consumer Loans. The risk characteristics of each loan portfolio segment and class are as follows:

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

Commercial Real Estate. Commercial real estate loans are underwritten based upon standards set forth in policies approved by the company’s board of directors (the “Board”). These loans consist of loans to finance construction, real estate purchases, expansion and improvements to commercial properties. These loans are secured by first liens on office buildings, churches, warehouses, manufacturing facilities, retail and mixed use properties located within the market area. The Company’s underwriting analysis includes credit verification, independent appraisals, a review of the borrower’s financial condition, and an analysis of the borrower’s underlying cash flows. Commercial real estate loans are usually larger than residential loans and involve greater credit risk. The Company monitors construction loans with third-party inspections and requires the receipt of lien waivers on funds advanced. The repayment of commercial real estate loans largely depends on the results of operations and management of these properties.

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

The components of loans were as follows:

	As of December 31,
	2011	2010
Commercial	$33,643	$47,475
Commercial Real Estate	278,053	329,487
Residential Real Estate	160,870	203,488
Consumer Loans	7,547	12,879

	480,113	593,329
Less:
Net deferred fees	(228)	(454)
Allowance for loan losses	(19,463)	(20,830)

Loans, Net	$460,422	$572,045

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

The general component covers all other loans and is based on historical loss experience by portfolio segment over the preceding twelve quarters, adjusted for qualitative factors. This is supplemented by the risks for each portfolio segment. Risk factors impacting loans in each of the portfolio segments include: consideration of the reliability of the bank’s loan grading system, the volume of criticized loans, concentrations of credit, the current level of past due and non performing loans, past loan experience, evaluation of probable losses in the Bank’s loan portfolio, including adversely classified loans, and the impact of market conditions on loan and collateral valuations and collectability. Large groups of smaller homogeneous loans under $250 are collectively evaluated for impairment. There were no changes in the Company’s accounting policies or methodology during the year ended December 31, 2011.

An analysis of the changes in the allowance for loan losses for the years ended December 31, 2011, 2010, and 2009 is as follows:

	Year Ended December 31,
	2011	2010	2009
Balance at beginning of year	$20,830	$21,342	$17,550
Charge-offs	(20,178)	(29,206)	(15,731)
Recoveries	2,849	504	29
Provision For Loan Losses	15,962	28,190	19,494

Balance at end of year	$19,463	$20,830	$21,342

The following tables set forth the changes in the allowance and an allocation of the allowance by loan category as of December 31, 2011 and 2010. The allocation of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off.

	Year Ended December 31, 2011
	Commercial	Commercial Real Estate	Residential Real Estate	Consumer Loans	Total
Allowance for credit losses:
Balance at beginning of period	$868	$15,518	$4,232	$212	$20,830
Charge-offs	(2,151)	(9,084)	(7,537)	(1,406)	(20,178)
Recoveries	305	584	912	1,048	2,849
Provision for loan losses	2,414	4,668	8,529	351	15,962

Balance at end of period	$1,436	$11,686	$6,136	$205	$19,463

Ending balance: individually evaluated for impairment	$775	$6,217	$2,363	$53	$9,408

Ending balance: collectively evaluated for impairment	$661	$5,469	$3,773	$152	$10,055

Loans:
Ending balance	$33,643	$278,053	$160,870	$7,547	$480,113

Ending balance: individually evaluated for impairment	$2,338	$37,492	$17,180	$112	$57,122

Ending balance: collectively evaluated for impairment	$31,305	$240,561	$143,690	$7,435	$422,991

	Year Ended December 31, 2010
	Commercial	Commercial Real Estate	Residential Real Estate	Consumer Loans	Total
Allowance for credit losses:
Balance at beginning of year	$2,136	$13,081	$5,393	$732	$21,342
Charge-offs	(4,563)	(16,420)	(6,965)	(1,258)	(29,206)
Recoveries	365	6	133	—	504
Provision for loan losses	2,930	18,851	5,671	738	28,190

Balance at end of year	$868	$15,518	$4,232	$212	$20,830

Ending balance: individually evaluated for impairment	$225	$7,870	$1,692	$103	$9,890

Ending balance: collectively evaluated for impairment	$643	$7,648	$2,540	$109	$10,940

Loans:
Ending balance	$47,475	$329,487	$203,488	$12,879	$593,329

Ending balance: individually evaluated for impairment	$1,573	$36,468	$18,784	$3,258	$60,083

Ending balance: collectively evaluated for impairment	$45,902	$293,019	$184,704	$9,621	$533,246

Loan Impairment and Credit Losses.

The following is an analysis of impaired loans as of December 31, 2011:

	At December 31, 2011			Full Year 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Received
With no related allowance recorded:
Commercial	$700	$5,815	$—	$674	$262	$8
Commercial Real Estate	12,009	16,818	—	11,558	702	385
Residential Real Estate	6,945	11,782	—	6,684	343	257
Consumer Loans	40	83	—	38	1	5

Total	$19,694	$34,498	$—	$18,954	$1,308	$655

With an allowance recorded:
Commercial	$1,637	$1,881	$775	$1,576	$41	$58
Commercial Real Estate	25,484	30,224	6,217	24,526	820	798
Residential Real Estate	10,235	12,604	2,363	9,850	521	346
Consumer Loans	72	79	53	69	—	4

Total	$37,428	$44,788	$9,408	$36,021	$1,382	$1,206

Total	$57,122	$79,286	$9,408	$54,975	$2,690	$1,861

The following is an analysis of impaired loans as of December 31, 2010:

	At December 31, 2010			Full Year 2010
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Received
With no related allowance recorded:
Commercial	$1,212	$5,068	$—	$1,090	$282	$414
Commercial Real Estate	16,278	26,612	—	14,650	1,138	1,166
Residential Real Estate	13,506	19,185	—	12,155	584	524
Consumer Loans	3,032	4,032	—	2,729	156	7

Total	$34,028	$54,897	$—	$30,624	$2,160	$2,111

With an allowance recorded:
Commercial	$362	$368	$225	$326	$17	$34
Commercial Real Estate	20,190	23,502	7,870	18,171	359	756
Residential Real Estate	5,277	5,571	1,692	4,749	139	204
Consumer Loans	226	226	103	203	14	13

Total	$26,055	$29,667	$9,890	$23,449	$529	$1,007

Total	$60,083	$84,564	$9,890	$54,073	$2,689	$3,118

The credit quality of the loan portfolio at December 31, 2011 based on internally assigned grades follows:

Risk Rating	Commercial	Commercial Real Estate	Residential Real Estate	Consumer Loans	Total	% of Total
Pass	$26,148	$219,477	$131,364	$6,459	$383,448	79.9%
Special mention	885	15,312	1,459	1	17,657	3.7%
Substandard	4,771	15,990	17,297	975	39,033	8.1%
Substandard Non-Accrual	1,839	27,274	10,750	112	39,975	8.3%
Doubful/Loss	—	—	—	—	—	0.0%

Total	$33,643	$278,053	$160,870	$7,547	$480,113	100.0%

The credit quality of the loan portfolio at December 31, 2010 based on internally assigned grades follows:

Risk Rating	Commercial	Commercial Real Estate	Residential Real Estate	Consumer Loans	Total	% of Total
Pass	38,983	240,427	158,525	8,276	446,211	75.2%
Special mention	653	18,224	6,433	234	25,544	4.3%
Substandard	6,266	36,929	20,024	1,298	64,517	10.9%
Substandard Non-Accrual	1,393	33,907	18,481	3,071	56,852	9.6%
Doubtful/Loss	180	—	25	—	205	0.0%

Total	$47,475	$329,487	$203,488	$12,879	$593,329	100.0%

Internally assigned loan grades are defined as follows:

•	Pass—Loan’s primary source of repayment is satisfactory, with secondary sources very likely to be realized if necessary.

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

•	Substandard—Nonaccrual—Loan has all the characteristics of a substandard credit with payments having ceased or collection of payments in question. There is a probability of loss.

•

Doubtful—Loan has all the weaknesses inherent in one classified substandard with the added characteristics that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

•	Loss—Loan is considered uncollectible and of such little value that continuance as an asset is not warranted

Age analysis of past-due loans is as follows at December 31, 2011:

	Accruing Loans
	30-59 Days	60-89 Days	Greater Than 90 Days	Total Past Due	Current	Nonaccrual Loans	Total Loans
Commercial	$240	$499	$—	$739	$31,065	$1,839	$33,643
Commercial Real Estate	1,808	—	—	1,808	248,971	27,274	278,053
Residential Real Estate	20	20	—	40	150,080	10,750	160,870
Consumer Loans	—	—	—	—	7,435	112	7,547

Total	$2,068	$519	$—	$2,587	$437,551	$39,975	$480,113

Age analysis of past-due loans is as follows at December 31, 2010:

	Accruing Loans
	30-59 Days	60-89 Days	Greater Than 90 Days	Total Past Due	Current	Nonaccrual Loans	Total Loans
Commercial	$907	$861	$—	$1,768	$44,134	$1,573	$47,475
Commercial Real Estate	7,156	2,205	—	9,361	286,219	33,907	329,487
Residential Real Estate	3,294	662	—	3,956	181,026	18,506	203,488
Consumer Loans	455	210	—	665	9,143	3,071	12,879

Total	$11,812	$3,938	$—	$15,750	$520,522	$57,057	$593,329

Modifications

The Company’s loan portfolio includes certain loans that have been modified in a troubled debt restructuring (TDR). A modification of a loan constitutes a TDR when a borrower is experiencing financial difficulty and the modification constitutes a concession. The Company offers various types of concessions when modifying a loan, which could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. However, forgiveness of principal is granted on an infrequent basis (in 2011, forgiveness of principle was extended on two loans classified as TDRs totaling $0.4 million). Substantially all of the concessions granted by the Company during 2011 related to interest rate or payment extensions. Commercial and industrial loans modified in a TDR often involve temporary interest-only payments or term extensions. Additional collateral, a co-borrower, or a guarantor is often requested. Commercial mortgage and construction loans modified in a TDR often involve reducing the interest rate for the remaining term of the loan, extending the maturity date at an interest rate lower than the current market rate for new debt with similar risk. Construction loans modified in a TDR may also involve extending the interest-only payment period. Residential mortgage loans modified in a TDR are primarily comprised of loans where monthly payments are lowered to accommodate the borrowers’ financial needs for a period of time. During that time, the borrower’s entire monthly payment may be applied to principal. After the lowered monthly payment period ends, the borrower may revert back to paying principal and interest per the original terms with the maturity date adjusted accordingly if payment history is satisfactory.

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

The following presents by class, information related to loans modified in a TDR during year ended December 31, 2011:

	Year Ended December 31, 2011
Trouble Debt Restructuring (1) (Dollars in thousands)	Number of Modifidcations Resulting in TDRs during the Period	Recorded Investment in Loans Modified in a TDR during the Period	Decrease to Allowance upon Modification	Charge-offs Recognized upon Modification
Commercial (2)	1	$122	$(17)	$—
Commercial real estate (3)	8	5,483	(1,909)	236
Residential real estate (3)	18	4,425	—	847

Total	27	$10,030	$(1,926)	$1,083

(1)	The period end balances are inclusive of all partial paydowns and charge-offs since the modification date.
(2)	Modifications due to concessions related to interest rate reduction and payment extension.
(3)	Modifications due to concessions related to interest rate reduction, payment extensions and note bifurcations.

The following presents by class, loans modified in a TDR during the year ended December 31, 2011 that subsequently defaulted (i.e., 30 days or more past due following a modification) during the twelve months ended December 31, 2011:

	Year Ended December 31, 2011
Trouble Debt Restructuring (1) (Dollars in thousands)	Number of Defaults	Recorded TDR Investment
Commercial real estate	4	1,298
Residential real estate	6	854

Total	10	$2,152

(1)	The period end balances are inclusive of all partial paydowns and charge-offs since the modification date.

As of December 30, 2011, we had $8.4 million of performing loans classified as TDRs.

(4) Premises Equipment

Components of premises and equipment are as follows:

	At December 31,
	2011	2010
Land	$12,079	$12,079
Buildings	9,441	9,405
Leasehold improvements	3,615	3,665
Furniture, fixtures and equipment	5,431	5,272

	30,566	30,421
Less accumulated depreciation and amortization	(5,589)	(4,606)

	$24,977	$25,815

The Company leases an administrative office and certain banking offices. The terms of the leases range from ten years to twenty years. The leases require the Company to pay certain insurance, maintenance and real estate taxes and also contain renewal options and escalation clauses. Rental payments are subject to periodic adjustments as set forth in the lease agreements. During 2010 the Company entered into two arrangements to sublease certain excess space in its downtown Tampa, Florida and downtown Jacksonville, Florida locations. The terms of the sublease arrangements range from six to nine years. The terms of the subleases require the sublessee to pay certain insurance, maintenance and real estate taxes and contain renewal options. Rent expense was approximately $2,067, $2,592 and $2,611 for the years ended December 31, 2011, 2010 and 2009, respectively. Future minimum rental commitments under noncancelable leases are as follows:

Year Ending December 31,	Lease Expense	Sublease Income
2012	$2,058	$271
2013	2,108	279
2014	2,131	286
2015	2,182	294
2016	1,947	251
Thereafter	13,833	533

Total	$24,259	$1,914

(5) Time Deposits

The aggregate amount of time deposits, each with a minimum denomination of $100, was approximately $66.5 million and $109.0 million at December 31, 2011 and 2010, respectively. The aggregate amount of brokered time deposits was approximately $64.7 million and $98.7 million at December 31, 2011 and 2010, respectively.

At December 31, 2011, the scheduled maturities of time deposits are as follows:

Year Ending December 31,	Amount
2012	$205,541
2013	51,541
2014	20,587
2015	16,782
2016	3,236
Thereafter	7,809

$305,496

(6) Federal Home Loan Bank Advances

The Federal Home Loan Bank of Atlanta (“FHLB”) advances are as follows:

	Weighted Average Interest Rate	Balance at December 31, 2011	Weighted Average Interest Rate	Balance at December 31, 2010
Maturing in Year Ending December 31,
2013	0.00%	$—	4.47%	$10,000
2014	3.71%	5,000	4.28%	21,000
2015	4.10%	17,700	3.71%	2,700
2016	4.44%	19,000	0.00%	8,000
2017	4.18%	11,000	4.18%	11,000
2018	3.87%	5,000	3.87%	5,000
2020	4.28%	10,000	4.28%	10,000

Total	4.19%	$67,700	3.73%	$67,700

During 2011, the Company prepaid and restructured $33.5 million and $26.0 million, respectively, of advances and during 2010, the Company prepaid and restructured $56.0 million and $42.0 million, respectively, of advances. In addition, the Company incurred prepayment penalties of $2 thousand and $0.8 million, respectively, for 2011 and 2010.

Advances from the FHLB are collateralized by a blanket floating lien on the Company’s qualifying multifamily, 1-4 family mortgage, home equity lines and commercial real estate loans. As of December 31, 2011, the lendable collateral value of these loans was $98.9 million. Certain of the advances listed above are subject to changes in interest rates.

(7) Stock-Based Compensation Plan

Certain key employees and directors of the Company have options to purchase shares of the Company’s common stock under its stock option plan. Under the plan, the total number of shares which may be issued shall not exceed 1,700,000 (amended). Stock options are issued at the fair value of the common stock on the date of grant and expire ten years from grant date. Stock options vest over a three year period. In 2008, the Company accelerated the vesting of all stock options and at December 31, 2008 all stock options became fully vested. At December 31, 2011, 1,065,803 shares remain available for grant. All amounts reflect a 2-for-1 stock exchange in 2007. A summary of stock option transactions follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Intrinsic Value
Outstanding at December 31, 2008	1,017,050	$15.06
Options forfeited	(91,800)	$15.01

Outstanding at December 31, 2009	925,250	$15.12
Options forfeited	(386,000)	$14.49

Outstanding at December 31, 2010	539,250	$15.57
Options forfeited	(79,000)	$14.61

Outstanding and excercisable at December 31, 2011	460,250	$15.74	5.0 years	$—

There were no options granted or exercised during the years ended December 31, 2011, 2010 and 2009.

The intrinsic value of options outstanding and exercisable at December 31, 2011 and 2010 is $0. At December 31, 2011, 2010 and 2009 there was no unrecognized compensation expense related to nonvested share-based compensation arrangements granted under the plan.

(8) Restricted Stock Plan

During 2005, the Company adopted and the shareholders approved a Restricted Stock Plan (“RSP”) under which up to 250,000 shares (amended) of the Company’s stock could be awarded to directors and officers. These restricted shares were earned over five years at a rate of 33.3% each year of continued service to the Company after two years. The fair value of all restricted stock issued was based on an independent appraisal which was being amortized over a five year period. In 2008, the Company accelerated the vesting of all restricted stock and at December 31, 2008 all restricted stock was fully vested. As of December 31, 2008, the Company had no restricted shares remaining to be granted or vested under the plan. At December 31, 2011, 2010 and 2009, 64,650 shares with a Weighted-Average Grant-Date-Fair Value of $7.92 were outstanding and fully vested.

During 2010, the Company adopted a 2010 Restricted Stock Plan (the “Plan”). Under the Plan, the Company may issue a maximum of 750,000 shares with a maximum of 75,000 shares that can be granted to independent directors and a maximum of 350,000 shares to be granted in any one calendar year. No shares were issued under the Plan during 2011 or 2010.

(9) Income Taxes

Allocation of federal and state income taxes (benefit) between current and deferred portions for the years ended December 31, 2011, 2010 and 2009 is as follows:

	Year Ended December 31,
	2011	2010	2009
Current:
Federal	$21	$—	$—
State	4	—	—

Total current	25	—	—

Deferred:
Federal	(5,719)	(9,875)	(8,911)
State	(979)	(1,613)	(1,525)
Valuation allowance	5,983	35,171	—

Total deferred	(715)	23,683	(10,436)

Income tax expense (benefit)	$(690)	$23,683	$(10,436)

The reasons for the difference between current and deferred portions for the years ended December 31, 2011, 2010 and 2009 are as follows:

	Year Ended December 31,
	2011		2010		2009
	Amount	% of Pretax Loss	Amount	% of Pretax Loss	Amount	% of Pretax Loss
Income taxes at statutory Federal income tax rate	$(6,066)	(34.00)%	$(10,489)	(34.00)%	$(11,062)	(34.0)%
Increase (decrease) in taxes resulting from:
Goodwill impairment	—	—	—	—	1,600	4.9
State income taxes, net of Federal tax benefit	(657)	(3.6)	(1,064)	(3.4)	(1,004)	(2.9)
Change in valuation allowance	5,983	33.6	35,171	114.0	—	—
Other, net	50	0.1	65	0.2	30	—

Income tax expense (benefit)	$(690)	(3.9)%	$23,683	76.8%	$(10,436)	(32.0)%

The components of the deferred tax asset at December 31, 2011 and 2010 are as follows:

	At December 31,
	2011	2010
Deferred tax assets:
Allowance for loan losses	$7,323	$7,838
Stock based compensation	1,109	1,109
Fair value adjustments	—	1,759
Net operating loss carryforwards	29,402	23,718
Other loss carryforwards	972	—
Non performing assets	2,859	917
Premises and equipment	151	—
Other	53	109

Total deferred tax assets	$41,869	$35,450

Deferred tax liabilities:
Premises and equipment	—	(279)
Unrealized gain on securities available for sale	(715)	—

Total deferred tax liabilities	(715)	(279)

Deferred tax asset	41,154	35,171
Valuation allowance	(41,154)	(35,171)

Net deferred tax asset	$—	$—

ASC 740 “Accounting for Income Taxes” prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The evaluation of a tax position in accordance with FIN 48 is a two-step process. The Company must determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the Company should presume that the position will be examined by the appropriate taxing authority. A tax position that meets the more-likely-than-not threshold is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Based on the judgment of management and its tax advisors, all items included in the inventory of tax positions have been determined to meet the more-likely-than-not standard and have been included at full value in the financial statements of the Company as of December 31, 2011 and 2010.

ASC 740, “Accounting for Income Taxes,” requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. In making this determination, management considers all available positive and negative evidence affecting specific deferred tax assets, including the Company’s past and anticipated future performance, the reversal of deferred tax liabilities and the implementation of tax planning strategies. Objective positive evidence is necessary to support a conclusion that a valuation allowance is not needed for all or a portion of the deferred tax assets when significant negative evidence exists. In 2010, the Company determined that significant negative evidence existed and therefore placed a full valuation allowance on the deferred taxes. There has been no change in the Company’s position for 2011, therefore a full valuation allowance on the deferred tax asset remains as of December 31, 2011.

At December 31, 2011, the Company had federal and state net operating loss carryforwards of $79.0 million expiring as follows: $3.6 million expiring in 2027, $9.5 million expiring in 2028, $22.1 million expiring in 2029, $29.8 million expiring in 2030 and $13.7 million expiring in 2031.

The Company files income tax returns in the U.S. and the State of Florida. The Company is no longer subject to U.S. federal or state and local income tax examinations by taxing authorities for years before 2008.

(10) Financial Instruments with Off-Balance-Sheet Risk

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

A summary of the notional amounts of the Company’s financial instruments at December 31, 2011, with off-balance-sheet risk is as follows:

Contract Amount
Unfunded loan commitments	$—

Unused lines of credit	$31,302

Standby letters of credit	$285

(11) Concentration of Credit Risk

The Bank primarily grants loans for which real estate is the collateral. As of December 31, 2011 and December 31, 2010, real estate mortgages represented 91% and 90%, respectively, of total loans. As of December 31, 2011, the largest credit relationship was $12.1 million, representing 2.51% of total loans and as of December 31, 2010, the largest credit relationship was $13.4 million representing 2.25% of total loans. Substantially all of our customers reside in the local markets in which we operate. The borrower’s ability to repay the loans is somewhat dependent on the local economies.

(12) Profit Sharing Plan

The Company has a 401(k) profit sharing plan. The plan is available to all employees electing to participate after meeting certain length-of-time service requirements. The Company did not make any contributions to the 401(k) plan during 2011. Expense relating to the Company’s contributions to the 401(k) plan for the years ended December 31, 2010 and 2009, was $175 and $180, respectively.

(13) Regulatory Matters

Regulatory Capital Requirements

Banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Holding Company.

The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by regulatory banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and percentages (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).

As of December 31, 2011, the most recent notification from the regulatory authorities categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized an institution must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage percentages as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category. The Company’s and the Bank’s actual capital amounts and percentages are also presented in the table ($ in thousands):

	Actual		For Capital Adequacy Purposes		For Well Capitalized Purposes
	Amount	%	Amount	%	Amount	%
As of December 31, 2011:
Total Capital to Risk-Weighted Assets:
Consolidated	$52,011	10.85%	$38,356	8.00%	N/A	N/A
Bank	51,735	10.79%	38,341	8.00%	$47,926	10.00%
Tier One Capital to Risk-Weighted Assets
Consolidated	$40,595	8.47%	$19,178	4.00%	N/A	N/A
Bank	45,578	9.51%	19,170	4.00%	$28,756	6.00%
Tier One Capital to Average Assets
Consolidated	$40,595	5.53%	$29,381	4.00%	N/A	N/A
Bank	45,578	6.21%	29,375	4.00%	$36,719	5.00%

	Actual		For Capital Adequacy Purposes		For Well Capitalized Purposes
	Amount	%	Amount	%	Amount	%
As of December 31, 2010:
Total Capital to Risk-Weighted Assets:
Consolidated	$65,242	11.06%	$47,204	8.00%	N/A	N/A
Bank	64,854	10.98%	47,265	8.00%	$59,082	10.00%
Tier One Capital to Risk-Weighted Assets
Consolidated	$57,700	9.78%	$23,602	4.00%	N/A	N/A
Bank	57,303	9.70%	23,633	4.00%	$35,449	6.00%
Tier One Capital to Average Assets
Consolidated	$57,700	6.46%	$35,702	4.00%	N/A	N/A
Bank	57,303	6.48%	35,387	4.00%	$44,234	5.00%

Regulatory Agreement

In March 2011, as a result of a periodic examination of the Bank during 2010 by the Federal Reserve Bank of Atlanta (the “FRB”), the Company and the FRB entered into a Written Agreement (the “Regulatory Agreement”). The Regulatory Agreement, among other requirements, provides that the Company’s Board of Directors will take steps to ensure that the Bank complies with the agreement and will strengthen its oversight of the management and operations of the Bank. In addition, the Regulatory Agreement provides that the Bank:

•	Will within 60 days of the Regulatory Agreement, submit to the FRB a written plan to strengthen Board oversight and also credit risk management practices;

•	Will revise its lending and credit administration policies and procedures;

•	Will submit to the FRB an acceptable written program to ensure the accurate grading of loans and to ensure independent loan portfolio reviews;

•	Will not extend or renew credit to borrowers with criticized loans without the prior approval of the majority of the board of directors or a designated committee thereof;

•	Will submit a revised business plan to improve its earnings and overall condition;

•	Will not declare or pay any dividends or take any other form of payment representing a reduction in capital from the Bank without prior regulatory approval;

•	Will not incur, increase or guarantee any debt or redeem any shares without prior regulatory approval;

•	Will not appoint any new directors or senior executive officers without prior regulatory approval;

•	Will review and revise its ALLL methodology consistent with relevant supervisory guidance, and

•	Will submit an acceptable enhanced written internal audit program that addresses a variety of internal risk assessment and audit program activities.

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

The Company took all the necessary actions to promptly address the requirements of the Regulatory Agreement and as of December 31, 2011, it was compliant with the requirements of the Regulatory Agreement.

Regulatory Memorandum

On January 26, 2012, the Board of Directors of the Bank approved a Memorandum of Understanding (the “Memorandum”) which represents an agreement between the Board and the Director of the Division of Financial Institutions, Florida Office of Financial Regulations (the “OFR”) whereby the Bank agreed that it will move in good faith to comply with the requirements of the Memorandum. Nearly all of the provisions of the Memorandum have requirements that are not materially different from those in the Written Agreement. However, the individual provisions in the Memorandum and in the Written Agreement, which address a capital plan, differ in that the provision in the Written Agreement requires the Bank to submit a plan to maintain sufficient capital and be in compliance with Capital Adequacy Guidelines for State Member Banks: Risk-Based Measure and Tier 1 Leverage Measures (but does not specify a specific Tier 1 Leverage or Total Risk Based Capital Ratio). The capital provision in the Memorandum requires the Bank to submit a capital plan to the OFR that provides for raising and maintaining a Tier 1 Leverage Capital ratio of not less than eight percent (8%) and a Total Risk Based Capital Ratio of not less than twelve percent (12%), or, submit a capital plan in accordance with the Written Agreement that is referenced above.

(14) Stockholders’ Equity

As of December 31, 2011, the Company was authorized to issue up to 255,000,000 of its capital stock, consisting of 250,000,000 shares of Class A common stock and 5,000,000 shares of preferred stock. This authorization reflects the approval by the Company’s shareholders during its 2011 annual stockholders meeting to increase the number of shares of its authorized Common Stock to 250,000,000 shares from 50,000,000 shares. The Company’s board of directors determines the powers, preferences and rights, and the qualifications, limitations and restrictions thereof of any series of preferred stock issued. A total of 20,471 shares of preferred stock are designated as Series A and a total of 1,024 shares are designated as Series B, all owned by the U.S. Treasury as described later in this footnote. In addition, a total of 5,257 shares are designated as Series C, the terms of which are discussed in note 15 of these financial statements.

(15) Unregistered Sale of Equity Securities

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

Prior to the payment of dividends on the Company’s preferred stock issued under the U.S. Treasury Department’s Capital Purchase Program (CPP Dividends), it must request and be granted approval by the FRB. The Company has not paid dividends on its preferred stock for the last six quarters as a result of its agreement with the FRB that the Company will not pay any cash dividends without prior approval from the FRB. At December 31, 2011, the Company had $1.5 million in unpaid dividends owing on its preferred stock. Since the Company has deferred six quarterly dividend payments, the U.S. Treasury has the right to appoint two directors and/or observers to the Company’s Board of Directors until all accrued and unpaid dividends have been paid. As of March 21, 2012, no new directors have been appointed by the U.S. Treasury.

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

On December 8, 2011, the Company initiated asking the holders of its Series C Preferred Stock to agree not to convert any shares of Series C Preferred Stock to shares of Common Stock prior to July 1, 2012, unless the Company closes, prior to that date, a Qualified Private Offering. If the Company closes a Qualified Private Offering prior to July 1, 2012, then the holders of the Company’s Series C Preferred Stock also would agree that they will convert at the closing of such offering all shares of Series C Preferred Stock owned by them into shares of Common Stock at a conversion price equal to the price per share at which the shares of Common Stock are sold in the Qualified Private Offering. If a Qualified Private Offering is not closed by the Company prior to July 1, 2012, then the conversion price and conversion rights for the shares of Series C Preferred Stock will remain as set forth in the Articles of Amendment to the Company’s Restated Articles of Incorporation. Prior to December 28, 2011, the Company’s request for the conversion extension was granted by the holders of its Series C Preferred Stock.

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

(16) Related Party Transactions

Related Party Loans. At December 31, 2011 and 2010, certain officers, directors and affiliates were indebted to the Bank in the aggregate amount of $7.2 million and $5.6 million, respectively. In the opinion of management, these loans were made on similar terms as loans to other individuals of comparable creditworthiness and were all current at year-end.

Related Party Deposits. At December 31, 2011 and 2010, deposits of executive officers and directors were approximately $11.2 million and $18.5 million, respectively, of the Bank’s deposits.

(17) Fair Value Measurements

The estimated fair values of the Company’s financial instruments were as follows (in thousands):

	At December 31,
	2011		2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and due from banks	$76,539	$76,539	$40,301	$40,301
Available-for-sale securities	149,226	149,226	177,451	177,451
Loans, net	460,422	473,546	572,045	585,278
Federal Home Loan Bank Stock	4,600	4,600	5,032	5,032
Federal Reserve Bank Stock	1,429	1,429	2,781	2,781
Accrued interest receivable	1,831	1,831	2,475	2,475
Financial liabilities:
Deposits	$610,309	$615,716	$712,334	$717,942
Federal Home Loan Bank Advances	67,700	76,905	67,700	75,782
Accrued interest payable	697	697	901	901

Financial assets subject to fair value measurements on a recurring basis are as follows (in thousands):

	Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2011 -
Available for sale securities	$149,226	—	$149,226	—

As of December 31, 2010 -
Available for sale securities	$177,451	—	$177,451	—

No securities were transferred in or out of level 1, 2 or 3 during 2011 or 2010.

Impaired collateral-dependent loans are carried at fair value when the current collateral value is lower than the carrying value of the loan. Foreclosed real estate is carried at fair value less estimated selling costs. Those impaired collateral-dependent loans and foreclosed real estate which are measured at fair value on a nonrecurring basis are as follows:

	Fair Value	Level 1	Level 2	Level 3	Total Losses	Losses Recorded in Operations For the Year Ended December 31, 2011
As of December 31, 2011:
Impaired loans (1)
Commercial	$1,562	$—	$—	$1,562	$4,439	$948
Commercial Real Estate	27,020	—	—	27,020	18,132	5,770
Residential Real Estate	13,055	—	—	13,055	8,773	6,330
Consumer Loans	59	—	—	59	125	62

Total	$41,696	$—	$—	$41,696	$31,468	$13,110

Foreclosed real estate	$6,770	$—	$—	$6,770	$2,697	$2,248

(1)	Loans with a carrying value of $6,017 were measured for impairment using Level 3 inputs and had a fair value in excess of carrying value.

	Fair Value	Level 1	Level 2	Level 3	Total Losses	Losses Recorded in Operations For the Year Ended December 31, 2010
As of December 31, 2010:
Impaired loans (2)
Commercial	$504	$—	$—	$504	$4,029	$3,960
Commercial Real Estate	27,530	—	—	27,530	22,004	14,956
Residential Real Estate	14,623	—	—	14,623	7,179	5,896
Consumer Loans	3,155	—	—	3,155	1,138	959

Total	$45,812	$—	$—	$45,812	$34,350	$25,771

Foreclosed assets	$7,018	$—	$—	$7,018	$499	$499

(2)	Loans with a carrying value of $4,381 were measured for impairment using Level 3 inputs and had a fair value in excess of carrying value.

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

(19) Parent Company Only Financial Information

The following are the condensed statements of condition, operations and cash flows for the Parent Company:

Condensed Statements of Financial Condition

December 31, 2011 and 2010

($ in thousands)

	2011	2010
Assets:
Cash on deposit with subsidiary	$88	$1,177
Investment in bank subsidiaries	46,762	53,210
Other assets	186	82

Total assets	$47,036	$54,469

Liabilities and Stockholders’ Equity:
Other liabilities	—	863
Stockholders’ equity	47,036	53,606

Total Liabilities and Stockholders’ Equity	$47,036	$54,469

Condensed Statements of Operations

Years Ended December 31, 2011, 2010 and 2009

($ in thousands)

Year Ended December 31,	2011	2010	2009
Operating income:
Interest income	$11	$81	$253

Total operating income	11	81	253

Operating expense:
Other expense	58	3,595	7,666

Total operating expense	58	3,595	7,666

Loss before income tax benefit and equity in undistributed loss of subsidiaries	(47)	(3,514)	(7,413)
Income tax (expense) benefit	(25)	(5,947)	2,779

Loss before equity in undistributed loss of subsidiaries	(72)	(9,461)	(4,634)
Equity in undistributed losses of subsidiaries—bank	(17,079)	(42,623)	(15,581)
Equity in undistributed losses of subsidiaries—non bank	—	(2,449)	(1,885)

Net Loss	(17,151)	(54,533)	(22,100)
Preferred stock dividend requirements and discount accretion	(2,610)	(1,321)	(576)

Net loss available to common stockholders	$(19,761)	$(55,854)	$(22,676)

Condensed Statements of Cash Flows

Years Ended December 31, 2011, 2010 and 2009

($ in thousands)

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net loss	$(17,151)	$(54,533)	$(22,100)
Equity in undistributed losses of bank subsidiaries	17,079	42,623	15,581
Equity in undistributed losses of non-bank subsidiaries	—	2,449	1,885
Loss on sale of securities available for sale	—	199	—
Loss on other-than-temporary impairment of securities available for sale	—	549	1,184
(Increase) decrease in other assets	(104)	6,613	(3,259)
(Decrease) increase in other liabilities	(863)	152	(1,609)

Net cash used in operating activities	(1,039)	(1,948)	(8,318)

Cash flows from investing activities:
Investment in bank subsidiaries	(5,340)	(2,581)	(20,284)
Investment in non-bank subsidiaries	—	—	(14,774)
Net proceeds from maturities, repayments and sale of securities available for sale	—	977	—
Net purchase of securities available for sale	—	—	(254)

Net cash provided by investing activities	(5,340)	(1,604)	(35,312)

Cash flows from financing activities:
Proceeds from exercise of preferred stock warrants	40	—	—
Net proceeds from issuance of common stock	—	—	18,257
Net proceeds from issuance of preferred stock	5,250	—	20,418
Preferred stock dividend requirements	—	(695)	(487)

Net cash provided by (used in) financing activities	5,290	(695)	38,188

Net decrease in cash and cash equivalents	(1,089)	(4,247)	(5,442)
Cash and cash equivalents at beginning of year	1,177	5,424	10,866

Cash and cash equivalents at end of year	$88	$1,177	$5,424

Noncash transactions:
Accumulated other comprehensive income, change in unrealized gains on securities available for sale, net of income taxes	$—	$683	$559

Accumulated other comprehensive income (loss), change in unrealized gains (losses) on securities available for sale of subsidiary, net of income taxes	$5,291	$(5,208)	$22