Form 10-Q
period 2012-03-31
Florida Bank Group, Inc.
filed 2012-05-03
CIK 1370914

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Number of shares of Common Stock, $0.01 Par Value as of March 31, 2012:20,913,148.

FLORIDA BANK GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED MARCH 31, 2012

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

FLORIDA BANK GROUP, INC.

Condensed Consolidated Balance Sheets

($ in thousands, except share amounts)

	March 31, 2012	December 31, 2011
	(unaudited)
Assets
Cash and due from banks	$7,338	$8,375
Interest-bearing Deposits and Federal Funds Sold	41,949	68,164

Cash and cash equivalents	49,287	76,539

Securities available for sale	160,569	149,226
Loans, net of allowance for loan losses of $17,856 in 2012 and $19,463 in 2011	442,426	460,422
Federal Reserve Bank stock, at cost	1,429	1,429
Federal Home Loan Bank stock, at cost	4,600	4,600
Accrued interest receivable	1,732	1,831
Premises and equipment, net	24,843	24,977
Foreclosed real estate	7,249	6,770
Prepaid expenses and other assets	3,342	3,597

Total assets	$695,477	$729,391

Liabilities and Stockholders’ Equity

Liabilities:
Deposits:
Noninterest-bearing demand	$73,683	$75,157
Interest-bearing demand	56,024	53,926
Savings	11,126	9,954
Money market	179,285	165,776
Time	257,029	305,496

Total deposits	577,147	610,309
Official checks, accrued expenses and other liabilities	4,020	4,346
Federal Home Loan Bank advances	67,700	67,700

Total liabilities	648,867	682,355

Stockholders’ equity:
Preferred Stock Series A, $.01 par value; $1,000 liquidation value; 20,471 shares outstanding in 2012 and 2011	20,471	20,471
Preferred Stock Series B, $.01 par value; $1,000 liquidation value; 1,024 shares outstanding in 2012 and 2011	1,024	1,024
Preferred Stock Series C, $.01 par value; $1,000 liquidation value; 5,257 shares outstanding in 2012 and 2011	5,257	5,257
Preferred Stock - Discount	(474)	(525)
Common stock, $.01 par value, 250,000,000 shares authorized in 2012 and 2011, respectively, 20,913,148 and 18,279,398 shares issued in 2012 and 2011, respectively	209	183
Additional paid-in capital	152,099	152,099
Treasury stock (12,583 shares in 2012 and 2011), at cost	(164)	(164)
Accumulated deficit	(132,558)	(132,493)
Accumulated other comprehensive income	746	1,184

Total stockholders’ equity	46,610	47,036

	$695,477	$729,391

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLORIDA BANK GROUP, INC.

Condensed Consolidated Statements of Operations and Other Comprehensive Loss (Unaudited)

($ in thousands, except per share amounts)

	Three Months Ended March 31,
	2012	2011
Interest income:
Loans	$6,047	$7,509
Securities available for sale	746	1,101
Other interest-earning assets	74	65

Total interest income	6,867	8,675

Interest expense:
Deposits:
Demand	50	99
Savings	9	10
Money market	359	476
Time	1,241	2,001
Federal Home Loan Bank advances	717	707

Total interest expense	2,376	3,293

Net interest income before provision for loan losses	4,491	5,382
(Credit) provision for loan losses	(133)	7,754

Net interest income (expense) after provision for loan losses	4,624	(2,372)

Noninterest income:
Service charges on deposit accounts	207	214
Other service charges and fees	154	152
Gain on sale of securities available for sale	690	—
Gain on sale of SBA loans held for sale	162	—
Other	214	191

Total noninterest income	1,427	557

Noninterest expenses:
Salaries and employee benefits	2,530	2,785
Occupancy	1,131	1,174
Data processing	399	330
Stationary, printing and supplies	58	57
Business development	38	40
Insurance, including deposit insurance premium	499	733
Professional fees	173	320
Marketing	15	12
(Gain) loss on sale of foreclosed real estate	(28)	39
Write-down of foreclosed real estate	474	287
Foreclosed real estate expense	205	80
Other	306	305

Total noninterest expense	5,800	6,162

Income (loss) before income tax benefit	251	(7,977)
Income tax expense	265	25

Net loss	(14)	(8,002)
Preferred stock dividend requirements and discount accretion	(330)	(330)

Net loss available to common stockholders	(344)	(8,332)

Loss per common share:
Basic and Diluted	$(0.02)	$(0.58)

Other comprehensive loss:
Net loss	(14)	(8,002)
Change in unrealized holding (gains) losses on securities available for sale, net of tax	(438)	723

Comprehensive loss	$(452)	$(7,279)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLORIDA BANK GROUP, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

For the Three Months Ended March 31, 2012 and 2011

($ in thousands, except share amounts)

	Preferred Stock								Common Stock					Accumulated
											Additional			Other	Total
	Series A		Series B			Series C					Paid-in	Treasury	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Discount	Shares	Amount	Discount	Shares	Amount	Capital	Stock	Deficit	Income (Loss)	Equity
Balance, December 31, 2011	20,471	$20,471	1,024	$1,024	$(525)	5,257	$5,257	$—	18,279,398	$183	$152,099	$(164)	$(132,493)	$1,184	$47,036
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(14)	—	(14)
Other comprehensive income attributable to change in unrealized gain on available for sale securities, net of income taxes	—	—	—	—	—	—	—	—	—	—	—	—	—	(438)	(438)
Preferred stock warrants exercised	—	—	—	—	—	—	—	—	2,633,750	26	—	—	—	—	26
Preferred stock discount accretion	—	—	—	—	51	—	—	—	—	—	—	—	(51)	—	—

Balance, March 31, 2012	20,471	$20,471	1,024	$1,024	$(474)	5,257	$5,257	$—	20,913,148	$209	$152,099	$(164)	$(132,558)	$746	$46,610

Balance, December 31, 2010	20,471	$20,471	1,024	$1,024	$(730)	—	$—	$—	14,341,898	$143	$150,817	$(164)	$(113,848)	$(4,107)	$53,606
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(8,002)	—	(8,002)
Other comprehensive income attributable to change in unrealized loss on available for sale securities, net of income taxes	—	—	—	—	—	—	—	—	—	—	—	—	—	723	723
Preferred stock dividend requirements and discount accretion	—	—	—	—	51	—	—	—	—	—	—	—	(51)	—	—

Balance, March 31, 2011	20,471	$20,471	1,024	$1,024	$(679)	—	$—	$—	14,341,898	$143	$150,817	$(164)	$(121,901)	$(3,384)	$46,327

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLORIDA BANK GROUP, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three months ended March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(14)	$(8,002)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	319	348
Amortization of deferred loan fees, net	(7)	(33)
Amortization of premium and discounts on securities, net	498	400
(Credit) provision for loan losses	(133)	7,754
Deferred income taxes	265	—
Gain on sale of securities available for sale	(690)	—
Gain on sale of SBA loans held for sale	(162)	—
(Gain) loss on sale of foreclosed real estate	(28)	39
Write-down of foreclosed real estate	474	287
Decrease in accrued interest receivable	99	200
Decrease in prepaid expenses and other assets	255	502
Decrease in accrued expenses and other liabilities	(87)	(295)
Decrease in official checks	(239)	(203)

Net cash provided by operating activities	550	997

Cash flows from investing activities:
Net decrease in loans	16,901	11,510
Proceeds from sales, maturities, calls and repayments of securities available for sale	54,981	4,789
Purchase of securities available for sale	(66,835)	—
Proceeds from sale of foreclosed real estate	472	96
Redemption of Federal Reserve Bank stock	—	1,174
Net acquisition of premises and equipment	(185)	(79)

Net cash provided by investing activities	5,334	17,490

Cash flows from financing activities:
Net decrease in deposits	(33,162)	(23,905)
Net increase in Federal Home Loan Bank advances	—	10,000
Proceeds from exercise of stock purchase warrants	26	—

Net cash used in financing activities	(33,136)	(13,905)

Net (decrease) increase in cash and cash equivalents	(27,252)	4,582
Cash and cash equivalents at beginning of period	76,539	40,301

Cash and cash equivalents at end of period	$49,287	$44,883

(Continued)

FLORIDA BANK GROUP, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited), Continued

(In thousands)

	Three months ended March 31,
	2012	2011
Supplemental cash flow information:
Cash paid during the period for - Interest	$2,568	$3,507

Noncash transactions:
Accumulated other comprehensive income, change in unrealized (gains) losses on securities available for sale, net of income taxes in 2012	$(438)	$723

Transfer of loans to foreclosed real estate	$1,397	$—

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

The Bank offers a wide range of commercial and retail banking services to businesses and individuals. In addition to traditional products and services, the Bank offers other products and services, such as debit cards, internet banking, and electronic bill payment services. Consumer loan products offered by the Bank include residential loans, home equity lines of credit, second mortgages, new and used auto loans, overdraft protection, and unsecured personal credit lines. Commercial and small business loan products include SBA loans, commercial real estate construction and term loans, working capital loans and lines of credit, demand, term and time loans, and equipment, inventory and accounts receivable financing.

The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. The Company follows GAAP and reporting practices applicable to the banking industry, which are described in Note 1 to the Consolidated Financial Statements included in the Company’s 2011 Form 10-K.

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

In the opinion of management, the condensed consolidated financial statements contain all adjustments, which are those of a recurring nature, and disclosures necessary to present fairly the financial position of the Company as of March 31, 2012 and the results of operations and cash flows for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of results that may be expected for the entire year or any other interim period.

Reclassification.

Certain amounts in the 2011 consolidated financial statements have been changed to reflect the 2012 presentation.

Note 2 – Securities Available for Sale.

The amortized cost and related market value of investment securities available-for-sale were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At March 31, 2012
Mortgage-backed securities	$158,848	$1,770	$(578)	$160,040
Mutual funds	525	4	—	529

Total	$159,373	$1,774	$(578)	$160,569

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At December 31, 2011
Mortgage-backed securities	$146,806	$1,918	$(24)	$148,700
Mutual funds	521	5	—	526

Total	$147,327	$1,923	$(24)	$149,226

Gross proceeds from the sale of securities classified as available for sale were $48.9 million for the three months ended March 31, 2012 and resulted in gross gains of $0.7 million and no losses. There were no sales of securities classified as available for sale during the three months ended March 31, 2011.

The following tables classify those securities in an unrealized loss position at March 31, 2012 and December 31, 2011, based upon length of time in a continuous loss position. The tables show the current fair value of the securities and the amount of unrealized loss for each category of investment:

	As of March 31, 2012
	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Mortgage-backed securities	$561	$42,395	$17	$7,505

	As of December 31, 2011
	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Mortgage-backed securities	$12	$1,398	$12	$7,050

The unrealized losses on twenty investment securities available for sale were caused by market conditions. The Company plans to hold the securities for a period of time sufficient for the fair value of the securities to recover and it is not more likely than not that it will be required to sell the securities before recovery of their amortized cost basis. The losses are therefore not considered other-than-temporary at March 31, 2012.

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

For investment securities that have been in a continuous unrealized loss position greater than 12 months, management utilizes various resources, including input from independent third party firms to perform an analysis of expected future cash flows. Investment securities classified as available-for-sale or held-to-maturity are generally evaluated for OTTI under the provisions of ASC 320-10, Investments — Debt and Equity Securities. In determining OTTI, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

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

The table below provides a cumulative roll forward of credit losses through the three months ended March 31, 2012, relating to the Company’s available for sale debt securities:

Balance at, January 1, 2012	$540
Additions for credit losses on securities not previously impaired	—
Reductions for securities sold during the period	—

Balance at, March 31, 2012	$540

Note 3 – Loans

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

The portfolio segments of loans were as follows:

	As of
	March 31, 2012	December 31, 2011
Commercial	$31,335	$33,643
Commercial Real Estate	268,773	278,053
Residential Real Estate	153,902	160,870
Consumer Loans	6,478	7,547

	460,488	480,113

Less:
Net deferred fees	(206)	(228)
Allowance for loan losses	(17,856)	(19,463)

Loans, Net	$442,426	$460,422

Allowance for Loan Losses.

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

The Company segregates its portfolio of loans not deemed to be impaired by call report category for the purposes of calculating and applying historical loss factors, adjustment factors and total loss factors. Considerable judgment is necessary to establish adjustment factors.

The adjustment factors described below are deemed to be applied to non-impaired credits.

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

The following table sets forth the changes in the allowance and an allocation of the allowance by loan segment as of March 31, 2012 and 2011. The allocation of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off.

	Three Months Ended March 31, 2012
	Commercial	Commercial Real Estate	Residential Real Estate	Consumer Loans	Total
Allowance for credit losses:

Balance at beginning of period	$1,436	$11,686	$6,136	$205	$19,463
Charge-offs	(59)	(534)	(1,250)	(5)	(1,848)
Recoveries	289	53	30	2	374
Provision (credit) for loan losses	58	(1,024)	867	(34)	(133)

Balance at end of period	$1,724	$10,181	$5,783	$168	$17,856

Ending balance: individually evaluated for impairment	$863	$6,264	$2,520	$51	$9,698

Ending balance: collectively evaluated for impairment	$861	$3,917	$3,263	$117	$8,158

Loans:
Ending balance	$31,335	$268,773	$153,902	$6,478	$460,488

Ending balance: individually evaluated for impairment	$1,767	$38,102	$16,462	$105	$56,436

Ending balance: collectively evaluated for impairment	$29,568	$230,671	$137,440	$6,373	$404,052

	Three Months Ended March 31, 2011
	Commercial	Commercial Real Estate	Residential Real Estate	Consumer Loans	Total

Allowance for credit losses:

Balance at beginning of period	$868	$15,518	$4,232	$212	$20,830
Charge-offs	(515)	(3,929)	(2,955)	(191)	(7,590)
Recoveries	105	113	77	7	302
Provision for loan losses	744	3,113	3,665	232	7,754

Balance at end of period	$1,202	$14,815	$5,019	$260	$21,296

Ending balance: individually evaluated for impairment	$666	$8,172	$2,308	$56	$11,202

Ending balance: collectively evaluated for impairment	$536	$6,643	$2,711	$204	$10,094

Loans:
Ending balance	$44,831	$320,264	$196,886	$12,524	$574,505

Ending balance: individually evaluated for impairment	$2,620	$43,749	$19,982	$3,036	$69,387

Ending balance: collectively evaluated for impairment	$42,211	$276,515	$176,904	$9,488	$505,118

Loan Impairment and Credit Losses.

The following is an analysis of impaired loans as of March 31, 2012 and 2011:

	At March 31, 2012			Three Months Ended March 31, 2012			Three Months Ended March 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Received	Average Recorded Investment	Interest Income Recognized	Interest Income Received
With no related allowance recorded:
Commercial	$533	$5,628	$—	$536	$(52)	$103	$1,214	$64	$5
Commercial Real Estate	13,019	16,933	—	13,098	162	51	20,392	197	217
Residential Real Estate	3,562	5,405	—	3,584	50	21	10,975	127	43
Consumer Loans	36	81	—	36	—	1	2,458	53	—

Total	$17,150	$28,047	$—	$17,254	$160	$176	$35,039	$441	$265

With an allowance recorded:
Commercial	$1,234	$1,486	$863	$1,242	$8	$8	$970	$1	$9
Commercial Real Estate	25,083	30,607	6,264	25,235	256	159	16,063	95	246
Residential Real Estate	12,900	16,224	2,520	12,978	153	57	5,676	51	71
Consumer Loans	69	76	51	69	1	—	72	—	1

Total	$39,286	$48,393	$9,698	$39,524	$418	$224	$22,781	$147	$327

Total	$56,436	$76,440	$9,698	$56,778	$578	$400	$57,820	$588	$592

The following is an analysis of impaired loans as of December 31, 2011:

	At December 31, 2011			Full Year 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Received
With no related allowance recorded:
Commercial	$700	$5,815	$—	$674	$262	$8
Commercial Real Estate	12,009	16,818	—	11,558	702	385
Residential Real Estate	6,945	11,782	—	6,684	343	257
Consumer Loans	40	83	—	38	1	5

Total	$19,694	$34,498	$—	$18,954	$1,308	$655

With an allowance recorded:
Commercial	$1,637	$1,881	$775	$1,576	$41	$58
Commercial Real Estate	25,484	30,224	6,217	24,526	820	798
Residential Real Estate	10,235	12,604	2,363	9,850	521	346
Consumer Loans	72	79	53	69	—	4

Total	$37,428	$44,788	$9,408	$36,021	$1,382	$1,206

Total	$57,122	$79,286	$9,408	$54,975	$2,690	$1,861

The credit quality of the loan portfolio at March 31, 2012 based on internally assigned grades is as follows:

Risk Rating	Commercial	Commercial Real Estate	Residential Real Estate	Consumer Loans	Total	% of Total

Pass	$24,333	$221,311	$124,667	$5,406	$375,717	81.6%
Special mention	266	3,863	2,018	—	6,147	1.3%
Substandard	4,969	15,600	16,875	966	38,410	8.3%
Substandard Non-Accrual	1,767	27,999	10,342	106	40,214	8.7%
Doubful/Loss	—	—	—	—	—	0.0%

Total	$31,335	$268,773	$153,902	$6,478	$460,488	100.0%

The credit quality of the loan portfolio at December 31, 2011 based on internally assigned grades is as follows:

Risk Rating	Commercial	Commercial Real Estate	Residential Real Estate	Consumer Loans	Total	% of Total

Pass	$26,148	$219,477	$131,364	$6,459	$383,448	79.9%
Special mention	885	15,312	1,459	1	17,657	3.7%
Substandard	4,771	15,990	17,297	975	39,033	8.1%
Substandard Non-Accrual	1,839	27,274	10,750	112	39,975	8.3%
Doubful/Loss	—	—	—	—	—	0.0%

Total	$33,643	$278,053	$160,870	$7,547	$480,113	100.0%

Internally assigned loan grades are defined as follows:

•	Pass—Loan’s primary source of repayment is satisfactory, with secondary sources very likely to be realized if necessary.

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

•	Loss—Loan is considered uncollectible and of such little value that continuance as an asset is not warranted

Age analysis of past-due loans is as follows at March 31, 2012:

	Accruing Loans
	30-59 Days	60-89 Days	Greater Than 90 Days	Total Past Due	Current	Nonaccrual Loans	Total Loans

Commercial	$572	$—	$—	$572	$28,996	$1,767	$31,335
Commercial Real Estate	122	—	—	122	240,652	27,999	268,773
Residential Real Estate	563	—	—	563	142,997	10,342	153,902
Consumer Loans	5	—	—	5	6,367	106	6,478

Total	$1,262	$—	$—	$1,262	$419,012	$40,214	$460,488

Age analysis of past-due loans is as follows at December 31, 2011:

	Accruing Loans
	30-59 Days	60-89 Days	Greater Than 90 Days	Total Past Due	Current	Nonaccrual Loans	Total Loans

Commercial	$240	$499	$—	$739	$31,065	$1,839	$33,643
Commercial Real Estate	1,808	—	—	1,808	248,971	27,274	278,053
Residential Real Estate	20	20	—	40	150,080	10,750	160,870
Consumer Loans	—	—	—	—	7,435	112	7,547

Total	$2,068	$519	$—	$2,587	$437,551	$39,975	$480,113

Modifications

The Company’s loan portfolio includes certain loans that have been modified in a troubled debt restructuring (TDR). A modification of a loan constitutes a TDR when a borrower is experiencing financial difficulty and the modification constitutes a concession. The Company offers various types of concessions when modifying a loan, which could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. However, forgiveness of principal is granted on an infrequent basis (in 2011, forgiveness of principal was extended on two loans classified as TDRs totaling $0.4 million). All of the concessions granted by the Company during 2012 related to interest rate or payment extensions. Commercial and industrial loans modified in a TDR often involve temporary interest-only payments or term extensions. Additional collateral, a co-borrower, or a guarantor is often requested. Commercial mortgage and construction loans modified in a TDR often involve reducing the interest rate for the remaining term of the loan, extending the maturity date at an interest rate lower than the current market rate for new debt with similar risk. Construction loans modified in a TDR may also involve extending the interest-only payment period. Residential mortgage loans modified in a TDR are primarily comprised of loans where monthly payments are lowered to accommodate the borrowers’ financial needs for a period of time. During that time, the borrower’s entire monthly payment may be applied to principal. After the lowered monthly payment period ends, the borrower may revert back to paying principal and interest per the original terms with the maturity date adjusted accordingly if payment history is satisfactory.

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

The following presents by class, information related to loans modified in a TDR during the three months ended March 31, 2012:

	Three Months Ended March 31, 2012
Trouble Debt Restructuring (1) (Dollars in thousands)	Number of Modifidcations Resulting in TDRs during the Period	Recorded Investment in Loans Modified in a TDR during the Period	Decrease to Allowance upon Modification	Charge-offs Recognized upon Modification
Residential real estate (2)	1	1,414	$—	$—

(1)	The period end balances are inclusive of all partial paydowns and charge-offs since the modification date.
(2)	Modifications due to concessions related to interest rate reduction and payment extension.

The following presents by class, loans modified in a TDR from April 1, 2011 through March 31, 2012 that subsequently defaulted (i.e., 30 days or more past due following a modification) during the three months ended March 31, 2012:

Trouble Debt Restructuring (1) (Dollars in thousands)	Number of Defaults	Recorded TDR Investment
Commercial real estate	1	$159
Residential real estate	1	504

Total	2	$663

(1)	The period end balances are inclusive of all paying paydowns and charge-offs since the modification date.

As of March 31, 2012, we had $8.5 million of performing loans classified as TDRs.

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

A summary of the notional amounts of the Company’s financial instruments at March 31, 2012, with off-balance-sheet risk was as follows:

Contract Amount
Unfunded loan commitments	$410

Unused lines of credit	$45,056

Standby letters of credit	$663

To help meet the funding needs noted above, as of March 31, 2012, the Company had $67.7 million of FHLB advances outstanding and $33.1 million of letters of credit used in lieu of pledging securities to the State of Florida. The Company’s unused borrowing capacity as of March 31, 2012, was approximately $19.9 million.

Note 5 – Stock-Based Compensation Plan

Certain key employees and directors of the Company have options to purchase shares of the Company’s common stock under its 2005 Stock Option Plan (the “Plan”) as amended. Under the plan, the total number of shares which may be issued shall not exceed 1,700,000. Stock options are issued at the fair value of the common stock on the date of grant and expire ten years from grant date. Stock options vest over a three year period. In 2008, the Company accelerated the vesting of all stock options and at December 31, 2008 all stock options became fully vested and no stock options have been granted since 2008. There were no options granted, forfeited, or exercised during the three months ended March 31, 2012. At March 31, 2012, 1,065,803 shares remain available for grant under the plan. A summary of stock option transactions follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Intrinsic Value
Outstanding and exercisable at December 31, 2011	460,250	$15.74
Options granted (forfeited)	—	$—

Outstanding and exercisable at March 31, 2012	460,250	$15.74	4.78	$—

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

The Series C Preferred Stock has a conversion feature which allows it to be converted into shares of Common Stock. However, the Series C Preferred Stock may not be converted into shares of Common Stock prior to July 1, 2012, unless the Company closes, prior to that date, a Qualified Private Offering. If the Company closes a Qualified Private Offering prior to July 1, 2012, then the holders of the Company’s Series C Preferred Stock have agreed that they will convert at the closing of such offering all shares of Series C Preferred Stock owned by them into shares of Common Stock at a conversion price equal to the price per share at which the shares of Common Stock are sold in the Qualified Private Offering. If a Qualified Private Offering is not closed by the Company prior to July 1, 2012, then the conversion price and conversion rights for the shares of Series C Preferred Stock will remain as set forth in the Articles of Amendment to the Company’s Restated Articles of Incorporation.

The purchasers of the shares of Series C Preferred Stock also received a non-transferable stock purchase warrant (the “Warrant”) that is immediately exercisable for 1,250 shares of Company common stock at $0.01 per share for each share of Series C Preferred Stock purchased. The Warrant must be exercised by March 31, 2012. As of March 31, 2012, all 5,257 of the warrants have been exercised resulting in the issuance of 6,571,250 shares of common stock to Series C Preferred Stock holders.

Note 8 – Fair Value of Financial Instruments

The estimated fair values of the Company’s financial instruments were as follows:

	At March 31, 2012		At December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$49,287	$49,287	$76,539	$76,539
Available-for-sale securities	160,569	160,569	149,226	149,226
Loans, net	442,426	454,722	460,422	473,546
Federal Home Loan Bank Stock	4,600	4,600	4,600	4,600
Federal Reserve Bank Stock	1,429	1,429	1,429	1,429
Accrued interest receivable	1,732	1,732	1,831	1,831

Financial liabilities:
Deposits	$577,147	$580,659	$610,309	$615,716
Federal Home Loan Bank Advances	67,700	76,473	67,700	76,905
Accrued interest payable	505	505	697	697
Off-balance sheet instruments	—	—	—	—

Financial assets subject to fair value measurements on a recurring basis are as follows:

	Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of March 31, 2012 -
Available for sale securities	$160,569	—	$160,569	—

As of December 31, 2011 -
Available for sale securities	$149,226	—	$149,226	—

No securities were transferred in or out of level 1, 2, or 3 during the first three months of 2012 or during the year end 2011.

Impaired collateral-dependent loans are carried at fair value when the current collateral value is lower than the carrying value of the loan. Foreclosed real estate is carried at fair value less estimated selling costs. Those impaired collateral-dependent loans and foreclosed real estate at March 31, 2012, which are measured at fair value on a nonrecurring basis are as follows:

	Fair Value	Level 1	Level 2	Level 3	Total Losses	Losses Recorded in Operations For the Three Months Ended March 31, 2012
As of March 31, 2012:
Impaired loans (1)
Commercial	$904	$—	$—	$904	$4,577	$222
Commercial Real Estate	27,603	—	—	27,603	$18,076	594
Residential Real Estate	13,884	—	—	13,884	$9,435	1,159
Consumer Loans	53	—	—	53	$119	—

Total	$42,444	$—	$—	$42,444	$32,207	$1,975

Foreclosed real estate	$7,249	$—	$—	$7,249	$2,556	$474

(1)	Loans with a total carrying value of $4,294 were measured for impairment using Level 3 inputs and had fair values in excess of carrying values.

	Fair Value	Level 1	Level 2	Level 3	Total Losses	Losses Recorded in Operations For the Year Ended December 31, 2011
As of December 31, 2011:
Impaired loans (2)
Commercial	$1,562	$—	$—	$1,562	$4,439	$948
Commercial Real Estate	27,020	—	—	27,020	18,132	5,770
Residential Real Estate	13,055	—	—	13,055	8,773	6,330
Consumer Loans	59	—	—	59	125	62

Total	$41,696	$—	$—	$41,696	$31,469	$13,110

Foreclosed real estate	$6,770	$—	$—	$6,770	$2,697	$2,248

(2)	Loans with a total carrying value of $6,017 million were measured for impairment using Level 3 inputs and had fair values in excess of carrying values.

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

As of March 31, 2012, the most recent notification from the regulatory authorities categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized an institution must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage percentages as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category. The Company’s and the Bank’s actual capital amounts and percentages are also presented in the table ($ in thousands):

	Actual		For Capital Adequacy Purposes		For Well Capitalized Purposes
As of March 31, 2012:	Amount	%	Amount	%	Amount	%

Total Capital to Risk-Weighted Assets:
Consolidated	$51,746	11.28%	$36,686	8.00%	N/A	N/A
Bank	51,555	11.25%	36,671	8.00%	$45,839	10.00%

Tier One Capital to Risk-Weighted Assets
Consolidated	$40,607	8.86%	$18,343	4.00%	N/A	N/A
Bank	45,675	9.96%	18,336	4.00%	$27,503	6.00%

Tier One Capital to Average Assets
Consolidated	$40,607	5.68%	$28,600	4.00%	N/A	N/A
Bank	45,675	6.39%	28,589	4.00%	$35,736	5.00%

	Actual		For Capital Adequacy Purposes		For Well Capitalized Purposes
As of December 31, 2011:	Amount	%	Amount	%	Amount	%

Total Capital to Risk-Weighted Assets:
Consolidated	$52,011	10.85%	$38,356	8.00%	N/A	N/A
Bank	51,735	10.79%	38,341	8.00%	$47,926	10.00%

Tier One Capital to Risk-Weighted Assets
Consolidated	$40,595	8.47%	$19,178	4.00%	N/A	N/A
Bank	45,578	9.51%	19,170	4.00%	$28,756	6.00%

Tier One Capital to Average Assets
Consolidated	$40,595	5.53%	$29,381	4.00%	N/A	N/A
Bank	45,578	6.21%	29,375	4.00%	$36,719	5.00%

Regulatory Memorandum

On January 26, 2012, the Board of Directors of the Bank approved a Memorandum of Understanding (the “Memorandum”) which represents an agreement between the Board and the Director of the Division of Financial Institutions, Florida Office of Financial Regulations (the “OFR”) whereby the Bank agreed that it will move in good faith to comply with the requirements of the Memorandum. Nearly all of the provisions of the Memorandum have requirements that are not materially different from those in a Written Agreement entered into by the Company and the Federal Reserve Bank of Atlanta (the “FRB”) in March 2011. However, the individual provisions in the Memorandum and in the Written Agreement, which address a capital plan, differ in that the provision in the Written Agreement requires the Bank to submit a plan to maintain sufficient capital and be in compliance with Capital Adequacy Guidelines for State Member Banks: Risk-Based Measure and Tier 1 Leverage Measures (but does not specify a specific Tier 1 Leverage or Total Risk Based Capital Ratio). The capital provision in the Memorandum requires the Bank to submit a capital plan to the OFR that provides for raising and maintaining a Tier 1 Leverage Capital ratio of not less than eight percent (8%) and a Total Risk Based Capital Ratio of not less than twelve percent (12%), or, submit a capital plan in accordance with the Written Agreement that is referenced above.

Prior to the payment of dividends on the Company’s preferred stock issued under the U.S. Treasury Department’s Capital Purchase Program (CPP Dividends), it must request and be granted approval by the FRB. The Company has not paid dividends on its preferred stock for the last seven quarters as a result of its agreement with the FRB that the Company will not pay any cash dividends without prior approval from the FRB. At March 31, 2012, the Company had $1.8 million in unpaid dividends owing on its preferred stock. Since the Company has deferred seven quarterly dividend payments, the U.S. Treasury has the right to appoint two directors and/or observers to the Company’s Board of Directors until all accrued and unpaid dividends have been paid. As of March 31, 2012, no new directors or observers have been appointed by the U.S. Treasury.

Note 10 – Loss Per Common Share

Basic and diluted loss per share of common stock has been computed based on the weighted-average number of shares of common stock outstanding as follows ($ thousands):

	For the three months ended March 31,
	2012	2011
	Basic and Diluted	Basic and Diluted

Numerator:
Net loss	$(14)	$(8,002)
Preferred stock dividend requirements and discount accretion	(330)	(330)

	$(344)	$(8,332)

Denominator:
Weighted-average shares	19,613,189	14,329,315

Per share amount	$(0.02)	$(0.58)

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

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-08, “Intangibles — Goodwill and Other (Topic 350) - Testing Goodwill for Impairment.” ASU 2011-08 allows an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of the reporting unit. ASU 2011-08 was effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. As of March 31, 2012, ASU No. 2011-08 has not had any impact on the Company’s financial statements or disclosures.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income,” which eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Under ASU 2011-05, an entity can elect to present items of net income and other comprehensive income in one continuous statement — referred to as the statement of comprehensive income — or in two separate, but consecutive, statements. Each component of net income and each component of other comprehensive income, together with totals for comprehensive income and its two parts — net income and other comprehensive income, would need to be displayed under either alternative. The statement(s) would need to be presented with equal prominence as the other primary financial statements. ASU 2011-05 was effective as of the beginning 2012. As of March 31, 2012, ASU No. 2011-05 has not had any impact on the Company’s financial statements or disclosures.

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

In addition, the amended guidance includes several new fair value disclosure requirements, including, among other things, information about valuation techniques and unobservable inputs used in Level 3 fair value measurements and a narrative description of Level 3 measurements’ sensitivity to changes in unobservable inputs. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011. As of March 31, 2012, ASU No. 2011-04 has not had any material impact on the Company’s financial statements or disclosures.

In April 2011, the FASB issued ASU No. 2011-03, “Reconsideration of Effective Control for Repurchase Agreements” (“ASU 2011-03”), which revises the criteria for assessing effective control for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. The determination of whether the transfer of a financial asset subject to a repurchase agreement is a sale is based, in part, on whether the entity maintains effective control over the financial asset. ASU 2011-03 removes from the assessment of effective control: the criterion requiring the transferor to have the ability to repurchase or redeem the financial asset on substantially the agreed terms, even in the event of default by the transferee, and the related requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets. The amendments in ASU 2011-03 will be effective for interim and annual reporting periods beginning on or after December 15, 2011, early adoption is prohibited, and the amendments will be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. As of March 31, 2012, ASU No. 2011-03 has not had any material impact on the Company’s financial statements or disclosures.

Note 12 – Subsequent Event

On April 12, 2012, the Company filed a Form 15 terminating the registration of the Company’s Common Stock under Section 12(g) of the Securities Exchange Act of 1934 (the “Exchange Act”). The Company is relying on Section 12(g)(4) of the Exchange Act, as amended by the Jumpstart Our Business Startups Act, to terminate its duty with respect to its class of shares of common stock. Accordingly, the Section 12(g) registration will be terminated 90 days after the filing of the Form 15, whereupon the Company will have no further reporting obligations under the Exchange Act. Until the date of termination, the Company is required to file all reports required by the Exchange Act Sections 13(a), 14 and 16.

Florida Bank Group, Inc.

Review by Independent Registered Public Accounting Firm

Hacker, Johnson & Smith PA, the Company’s independent registered public accounting firm, has made a limited review of the financial data as of March 31, 2012, and for the three month periods ended March 31, 2012 and 2011 presented in this document, in accordance with standards established by the Public Company Accounting Oversight Board.

The report of Hacker, Johnson & Smith PA, furnished pursuant to Article 10 of Regulation S-X, is included on the following page herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Florida Bank Group, Inc.

Tampa, Florida:

We have reviewed the accompanying condensed consolidated balance sheet of Florida Bank Group, Inc. (the “Company”) as of March 31, 2012 and the related condensed consolidated statements of operations and other comprehensive loss for the three month periods ended March 31, 2012 and 2011, and the related condensed consolidated statements of changes in stockholders’ equity and cash flows for the three month periods ended March 31, 2012 and 2011. These interim condensed consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet of the Company as of December 31, 2011, and the related consolidated statements of operations and other comprehensive loss, changes in stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated March 22, 2012, we, based on our audit expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2011, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Hacker, Johnson & Smith PA

HACKER, JOHNSON & SMITH PA
Tampa, Florida
May 3, 2012

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

All forward-looking statements, by their nature, are subject to risks and uncertainties. Our actual future results may differ materially from those set forth in our forward-looking statements. Please see Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2011 and in this Quarterly Report on Form 10-Q.

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

Business Overview

Florida Bank Group, Inc. (the “Holding Company”) is a bank holding company under the Bank Holding Company Act of 1956, as amended, headquartered in Tampa, Florida and is the sole shareholder of Florida Bank (the “Bank”) (collectively, the “Company”). The Holding Company was incorporated on January 12, 2007, under the laws of the State of Florida. The Bank is a Florida chartered commercial bank which provides a wide range of business and consumer financial services in its target marketplace. The Bank currently operates 14 full service banking centers in the Florida counties of Hillsborough, Pinellas, Duval, Leon, Manatee and St. Johns. As of March 31, 2012, we had $695.5 million in total assets, including $442.4 million in net loans, and $577.1 million in total deposits.

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

During the upcoming year, our focus will continue to be centered on five major priorities which are intended to restore the financial condition and regulatory position of the Bank. These priorities are: 1) Preserve and strengthening our capital position, 2) Improving asset quality, 3) Generate core earnings, 4) Maintaining satisfactory regulatory relationships, 5) Stabilize our loan portfolio and 6) Consistently grow low cost deposits. For a further discussion of our business focus, see “Quarterly Performance Overview and Highlights” below.

Organic strategies include taking advantage of customer dislocation in the market place created by other community banks operating limitations and large regional and money center banks’ customer dissatisfaction. We are continuing to place increased focus on our retail operations. We have retail strategies in place to drive more business through our branch infrastructure.

NON-GAAP FINANCIAL INFORMATION

This report contains financial information determined by methods other than in accordance with United States generally accepted accounting principles (“GAAP”). This report discusses both GAAP net loss and core earnings. Core earnings are a non-GAAP measure defined as, net loss, adjusted for certain noncore noninterest revenue, noncore noninterest expense, provision for loan losses and tax expense (benefit). Noncore noninterest revenues include: gain (loss) on the sale of securities available for sale and the other-than-temporary impairments (‘OTTI”) on securities available for sale and foreclosed real estate revenues. Noncore noninterest expenses include FHLB prepayment penalty and gain (loss) on expenses related to foreclosed real estate. We believe that such non-GAAP measures are useful because they proved additional insights into the performance of the Company that we believe are helpful to investors and they also reflect how management analyzes certain Company performances and compares those performances against other companies. Non-GAAP measures have inherent limitations as analytic tools, are not required to be uniformly applied and are not audited. To mitigate these factors, we have procedures in place to ensure that these non-GAAP measures are determined using the appropriate GAAP components and that these measures are properly reflected to facilitate consistent period-to-period comparisons. Although we believe these non-GAAP measures enhance investors’ and management’s ability to evaluate and compare our operating results from period-to-period, non-GAAP measures should not be considered in isolation or as an alternative to any measure of performance as promulgated under GAAP.

As summarized below, our core earnings for the three months ended March 31, 2012, which is a non-GAAP measure defined as, net loss adjusted for certain noninterest revenue, noninterest expense, provision for loan losses and tax expense (benefit), were positive for five consecutive quarters (a first in five years). These positive results are mostly due to our focus on our five major priorities as stated above.

Core earnings presented on quarterly basis are as follows:

($ in thousands)	For the Quarter Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011	March 31, 2012

Net loss as reported under GAAP	$(8,002)	$(5,603)	$(3,521)	$(25)	$(14)
Non-core revenue adjustments:
Gain on sale of securities available for sale	—	(43)	(42)	—	(690)
Gain (loss) on sale of other assets	(3)	23	(7)	(5)	1
Other-than-temporary impairment on securities available for sale					—
Foreclosed real estate revenues	(45)	(62)	(51)	(80)	(76)

subtotal	(48)	(82)	(100)	(85)	(765)

Non-core noninterest expense adjustments:
FHLB prepayment penalty	—	2	—	—	—
Foreclosed real estate related expenses	406	215	1,970	776	651

subtotal	406	217	1,970	776	651

Less: Provision (credit) for loan losses	7,754	5,740	2,157	311	(133)
Less: Tax expense (benefit)	25	—	—	(715)	265

Core Earnings	$135	$272	$506	$262	$4

QUARTERLY PERFORMANCE OVERVIEW AND HIGHLIGHTS

•	We have had core earnings for five consecutive quarters and we recorded pretax income of $251,000 for the three months ended March 31, 2012;

•

Our net interest income after (credit) provision for loan loss was up $7.0 million compared to the first quarter of 2011 and has been trending upwards for five consecutive quarters. These increases are mostly the result of a credit to loan loss and lower interest expenses;

•

We saw improvements in our asset quality as our net charge-offs for the three months ended March 31, 2012 decreased $1.7 million from the quarter ended December 31, 2011 and $5.8 million from the three month period ended March 31, 2011; our past due 30-89 days loans were down $1.3 million from December 31, 2011; and our (credit) provision for loan losses, at $(0.1) million for the three months ended March 31, 2012, was down $0.4 from the prior quarter ended December 31, 2011, down $2.3 million from the quarter ended September 30, 2011 and down $7.9 million compared to the three month period ended March 31, 2011. All positive signs of improving asset quality;

•

Our noninterest income for the first quarter of 2012 reflects a gain on the sale of securities available for sale of $0.7 million and a gain on the sale of SBA loans of $0.2 million. The sale of SBA loans represents a new revenue source compared to the same period in 2011;

•

Our noninterest expenses for the quarter ended March 31, 2012 were down $0.4 million compared to the same period in 2011, primarily due to lower salaries and employee benefits, lower insurance premiums and lower professional fees, offset in part by increases in foreclosed real estate expenses. This overall decrease is evidence of our continue efforts to right-size our expense base in light of our declining revenue base;

•

Our total deposits decreased $33.2 million during the three Months ended March 31, 2012, as higher interest bearing time deposits decreased $48.5 million and our noninterest-bearing demand deposits decreased $1.5 million. However, partially offsetting this decrease were net increases of $16.8 million of lower interest bearing deposits, which included money market, savings and demand;

•	We remain well-capitalized and have seen significant improvements in our risk based capital ratios and our leverage ratio as of March 31, 2012 versus December 31, 2011.

RESULTS OF OPERATIONS

Summary of Results of Operation for the Three Months Ended March 31, 2012 and 2011

Following is a condensed operations summary for the three months ended March 31, 2012 and 2011 (in thousands, except per share amounts):

	For the Three Months Ended March 31,
	2012	2011	2012 vs. 2011	Change %
Interest Income	$6,867	$8,675	$(1,808)	-20.8%
Interest Expense	2,376	3,293	(917)	-27.8%

Net Interest Income	4,491	5,382	(891)	-16.6%
(Credit) Provision for Loan Losses	(133)	7,754	(7,887)	-101.7%
Noninterest income	1,427	557	870	156.2%
Noninterest expenses	5,800	6,162	(362)	-5.9%

Income (loss) before income tax benefit	251	(7,977)	8,228	-103.1%
Income tax expense	265	25	240	960.0%

Net Loss	(14)	(8,002)	7,988	-99.8%
Preferred stock dividend and discount accretion	(330)	(330)	—	0.0%

Net loss available to common stockholders	$(344)	$(8,332)	$7,988	-95.9%

Loss per common share - basic and diluted	$(0.02)	$(0.58)	$0.56	-97.0%

Net Loss

The factors affecting the $8.0 million increase in net loss are displayed in the table above. A more detailed discussion of each major component of our financial performance is provided below.

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

The decrease in interest income was mostly due to a decrease in interest on loans, primarily due loan payoffs and a decrease in loan demand, which ultimately resulted in a reduction in our average loan balances. Average loan balances were $471.6 million for the three months ended March 31, 2012, a decrease of $113.7 million from the average loan balance for the three months ended March 31, 2011.

Partially offsetting the decrease in interest income was a decrease in our interest expense, which was mostly the result of decreases in our average interest bearing deposit balances and related rates, for time deposits, interest bearing-demand deposits and money market instruments. Time deposits carry a fixed rate of interest to maturity and most of our borrowings provide for a fixed rate of interest until maturity. The average balance and interest rate paid on time deposits for the three months ended March 31, 2012, was $282.6 million and 1.76% respectively, compared to an average balance and interest paid of $348.8 million and 2.33%, respectively, for the three months ended March 31, 2011.

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

($ in thousands)

	March 31, 2012			March 31, 2011
	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS
Loans	$471,596	$6,047	5.14%	$585,283	$7,509	5.20%
Securities available for sale	150,579	746	1.99%	175,019	1,101	2.55%
Other interest-earning assets	53,818	74	0.55%	30,176	65	0.87%

Total Earning Assets	675,993	6,867	4.07%	790,478	8,675	4.45%

Cash & Due from Banks	22,481			10,313
Allowance For Loan Losses	(19,338)			(20,118)
Other Assets	37,517			40,250

Total Assets	$716,653			$820,923

LIABILITIES
Demand	$53,864	$50	0.37%	$65,428	$99	0.61%
Savings	10,633	9	0.34%	10,004	10	0.41%
Money Market	177,344	359	0.81%	186,951	476	1.03%
Time	282,559	1,241	1.76%	348,759	2,001	2.33%

Total Interest Bearing Deposits	524,400	1,659	1.27%	611,142	2,586	1.72%

FHLB advances	67,700	717	4.25%	73,044	707	3.93%
Other borrowings	—	—	0.00%	—	—	0.00%

Total Interest Bearing Liabilities	592,100	2,376	1.61%	684,186	3,293	1.95%

Noninterest bearing Deposits	74,315			79,823
Other Liabilities	3,475			4,217

Total Liabilities	669,890			768,226

Total Shareholder’s Equity	46,763			52,697

Total Liabilities & Shareholder’s Equity	$716,653			$820,923

Interest Rate Spread			2.46%			2.50%

Net Interest Income		$4,491			$5,382

Net Interest Margin			2.66%			2.76%

Provision for Loan Losses

For the quarter ended March 31, 2012, we had a credit for loan losses of $0.1 million compared to a provision of $8.0 million for the quarter ended March 31, 2011. Some of the provision decrease reflects the fact that the higher provision recorded during the 2011 period, was in response to effects of the significant contraction of commercial and residential real estate activity and the ripple effect on our local economies resulting in an increase in nonperforming loans, the significant reduction in the fair values of loan collateral and an increase in our net loan charge-off experience. As a result of the higher provisions being required and recorded in the 2011 period and a moderation in the decline in the fair values of collateral in the subsequent quarters, the amount of provision required for the current period has decreased significantly. Charge-offs, net of recoveries, in the first quarter of 2012 totaled $1.5 million compared to $7.3 million in the same period in 2011.

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

While there is some recently published information on the state and local economies indicating a positive trend, we cannot be sure how long the positive trends will continue. Consequently, we may experience higher levels of delinquent and nonperforming loans, which may require higher provisions for loan losses, higher charge-offs and higher collection related expenses in future periods.

Noninterest Income

The table below reflects the major components of noninterest income (in thousands):

	Three Months ended March 31,
	2012	2011	change	%
Service charges on deposit accounts	$207	$214	$(7)	-3.3%
Other service charges and fees	154	152	2	1.3%
Gain on sale of securities available for sale	690	—	690	0.0%
Gain on sale of SBA loans held for sale	162	—	162	0.0%
Other	214	191	23	12.0%

Total noninterest income	$1,427	$557	$870	156.2%

The factors contributing to the $0.9 million, or 156.2%, increase in noninterest income for the three months ended March 31, 2012, compared to the same period in 2011 are noted in the table above. The $0.7 million gain on the sale of securities available for sale reflects management’s efforts to continually monitor and manage its portfolio’s interest rate risk. No sales of securities were made during the 2011 period.

Noninterest Expense

The table below reflects the major components of noninterest expense (in thousands):

	Three Months ended March 31,
	2012	2011	change	%
Salaries and employee benefits	$2,530	$2,785	$(255)	-9.2%
Occupancy	1,131	1,174	(43)	-3.7%
Data processing	399	330	69	20.9%
Stationary, printing and supplies	58	57	1	1.8%
Business development	38	40	(2)	-5.0%

Insurance, including deposit insurance premium	499	733	(234)	-31.9%
Professional fees	173	320	(147)	-45.9%
Marketing	15	12	3	25.0%
(Gain) loss on sale of foreclosed real estate	(28)	39	(67)	-171.8%
Write-down of foreclosed real estate	474	287	187	65.2%
Foreclosed real estate expense	205	80	125	156.3%
Other	306	305	1	0.3%

Total noninterest expense	$5,800	$6,162	$(362)	-5.9%

The factors contributing to the $0.4 million, or 5.9%, decrease in noninterest expense for the three months ended March 31, 2012, compared to the same period in 2011 are noted in the table above. Explanations for significant changes are as follows: (a) a $0.3 million decrease in salaries and employee benefits, mostly resulting from a reduction in force which resulted in the elimination of approximately 9 employee positions and employee attrition (the purpose of the reduction in force was to more closely align our expense structure with our related revenues. Under our current operating structure, this specific action could result in a $0.6 million reduction in salary and benefit expenses on an annualized basis. Our total full-time employees were 121 at March 31, 2012, compared to 156 at March 31, 2011).; (b) the $0.2 million decrease in insurance premiums is mostly related to a decrease in customer deposits; and (c) a $0.2 in other reductions offset by a $0.3 million increase in expenses primarily related to foreclosed real estate.

Income Tax Expense

For the quarter ended March 31, 2012 we recorded a tax expense of $265,000, which was primarily related to the income tax effect of the change in unrealized gains on available for sale securities.

FINANCIAL CONDITION

The table below reflects certain select consolidated financial information:

Selected Financial Information

	As of
($ in thousands)	March 31, 2012	December 31, 2011	Change	%
PERIOD-END BALANCES
Cash and cash equivalents	$49,287	$76,539	$(27,252)	-35.6%
Securities available for sale	160,659	149,226	11,433	7.7%
Loans, net of allowance for loan losses	442,426	460,422	(17,996)	-3.9%

Total Assets	695,477	729,391	(33,914)	-4.6%
Total deposits	577,147	610,309	(33,162)	-5.4%
Total liabilities	648,867	682,355	(33,488)	-4.9%
Shareholders’ equity	46,610	47,036	(426)	-0.9%

See our discussion on liquidity and capital resources below for an explanation of the changes in our cash and cash equivalents. The $11.4 million increase in securities available for sale is the result of purchases of $66.8 million offset by sales of $48.9 million and net maturity, calls and principal payments of approximately $6.0 million. The decrease in net loans was primarily due to principal repayments.

The decrease in total liabilities was primarily due to a reduction in time deposits and the decrease in shareholder’s equity was mostly attributable to the change in unrealized gain on available-for-sale securities, net of taxes.

Loans and Non-Performing Assets

Loan Portfolio.

Our loan portfolio consists principally of loans to individuals and small and medium-sized businesses within our primary market areas of greater Tampa Bay, Jacksonville and Tallahassee, Florida. The table below shows our loan portfolio composition for the periods presented:

($ in Thousands)
	As of
	March 31, 2012	December 31, 2011
Commercial	$31,335	$33,643
Commercial Real Estate (1)	268,773	278,053
Residential Real Estate	153,902	160,870
Consumer Loans	6,478	7,547

	460,488	480,113
Less:
Net deferred fees	(206)	(228)
Allowance for loan losses	(17,856)	(19,463)

Loans, Net	$442,426	$460,422

(1)	Includes $109.0 million and $112.3 million of owner-occupied nonresidential properties at March 31, 2012 and December 31, 2011, respectively.

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

The adjustment factors described below are deemed to be applied to non-impaired credits.

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

As of March 31, 2012, we held an allowance for loan losses of $17.9 million or 3.88% of total loans compared to the allowance for loan losses of $19.5 million or 4.05% at December 31, 2011. Based on an analysis performed by management as of March 31, 2012, management considers the allowance for loan losses was adequate to cover probable incurred credit losses in the portfolio as of that date. Although we believe we use the best information available to make determinations with respect to the allowance for loan losses, future adjustments to the allowance may be necessary if facts and circumstances differ from those previously assumed in the determination of the allowance. For example, a continued downturn in real estate values and economic conditions could have an adverse impact on our asset quality and may result in an increase in future loan charge-offs and loan loss provisions, and may also result in the decrease in the estimated value of real estate we acquired through foreclosure.

We recorded a credit for loan loss provision of $0.1 million for the three months ended March 31, 2012, a decrease of $7.9 million compared to the provision recorded for the three months ended March 31, 2011. The (credit) provision for loan losses is a charge to operations in the current period to replenish the allowance and maintain it at a level that management has determined to be adequate to absorb probable incurred credit losses in the loan portfolio. The lower provision for loan losses in 2012 reflects an overall decrease in classified and criticized loans during the first quarter of 2012, a decrease in nonperforming loans, as well as a reduction in overall charge-offs during 2012 compared to the same periods in 2011. We establish specific reserves for impaired loans and general reserves for the remainder of the portfolio as follows (in thousands):

	Three Months Ended March 31, 2012
	Commercial	Commercial Real Estate	Residential Real Estate	Consumer Loans	Total
Allowance for credit losses:

Balance at beginning of period	$1,436	$11,686	$6,136	$205	$19,463
Charge-offs	(59)	(534)	(1,250)	(5)	(1,848)
Recoveries	289	53	30	2	374
Provision (credit) for loan losses	58	(1,024)	867	(34)	(133)

Balance at end of period	$1,724	$10,181	$5,783	$168	$17,856

Ending balance: individually evaluated for impairment	$863	$6,264	$2,520	$51	$9,698

Ending balance: collectively evaluated for impairment	$861	$3,917	$3,263	$117	$8,158

Loans:
Ending balance	$31,335	$268,773	$153,902	$6,478	$460,488

Ending balance: individually evaluated for impairment	$1,767	$38,102	$16,462	$105	$56,436

Ending balance: collectively evaluated for impairment	$29,568	$230,671	$137,440	$6,373	$404,052

	Three Months Ended March 31, 2011
	Commercial	Commercial Real Estate	Residential Real Estate	Consumer Loans	Total

Allowance for credit losses:

Balance at beginning of period	$868	$15,518	$4,232	$212	$20,830
Charge-offs	(515)	(3,929)	(2,955)	(191)	(7,590)
Recoveries	105	113	77	7	302
Provision for loan losses	744	3,113	3,665	232	7,754

Balance at end of period	$1,202	$14,815	$5,019	$260	$21,296

Ending balance: individually evaluated for impairment	$666	$8,172	$2,308	$56	$11,202

Ending balance: collectively evaluated for impairment	$536	$6,643	$2,711	$204	$10,094

Loans:
Ending balance	$44,831	$320,264	$196,886	$12,524	$574,505

Ending balance: individually evaluated for impairment	$2,620	$43,749	$19,982	$3,036	$69,387

Ending balance: collectively evaluated for impairment	$42,211	$276,515	$176,904	$9,488	$505,118

Impaired Loans

The following is an analysis of impaired loans:

(in Thousands)
	At March 31, 2012			Three Months Ended March 31, 2012			Three Months Ended March 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Received	Average Recorded Investment	Interest Income Recognized	Interest Income Received
With no related allowance recorded:
Commercial	$533	$5,628	$—	$536	$(52)	$103	$1,214	$64	$5
Commercial Real Estate	13,019	16,933	—	13,098	162	51	20,392	197	217
Residential Real Estate	3,562	5,405	—	3,584	50	21	10,975	127	43
Consumer Loans	36	81	—	36	—	1	2,458	53	—

Total	$17,150	$28,047	$—	$17,254	$160	$176	$35,039	$441	$265

With an allowance recorded:
Commercial	$1,234	$1,486	$863	$1,242	$8	$8	$970	$1	$9
Commercial Real Estate	25,083	30,607	6,264	25,235	256	159	16,063	95	246
Residential Real Estate	12,900	16,224	2,520	12,978	153	57	5,676	51	71
Consumer Loans	69	76	51	69	1	—	72	—	1

Total	$39,286	$48,393	$9,698	$39,524	$418	$224	$22,781	$147	$327

Total	$56,436	$76,440	$9,698	$56,778	$578	$400	$57,820	$588	$592

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

	As of
	March 31, 2012	December 31, 2011	Percent Change
Commercial	$1,767	$1,839	-3.9%
Commercial Real Estate	27,999	27,274	2.7%
Residential Real Estate	10,342	10,750	-3.8%
Consumer Loans	106	112	-5.4%

Total	40,214	39,975	0.6%

Foreclosed Real Estate	7,249	6,770	7.1%

Total Non-Performing Assets	$47,463	$46,745	1.5%

Non-Performing Loans as a Percentage of Total Loans, net of Deferred Fees	8.74%	8.33%

Non- Performing Assets as a Percentage of Total Assets	6.82%	6.41%

As of March 31, 2012 and December 31, 2011, we had $9.4 million and $8.5 million, respectively, in restructured loans that are performing and in compliance with their modified terms. The criteria for a restructured loan to be considered performing is as follows: (1) none of its principal and interest is due and unpaid, and we expect repayment of the remaining contractual principal and interest, or (2) when the loan otherwise becomes well secured and in the process of collection. Since these loans have met these criteria, management does not consider these loans to be non-performing and has not included them in the table above.

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

The Bank has unsecured overnight federal funds purchased accommodation up to a maximum of $5.0 million from our correspondent banks. Further, the Bank has invested in FHLB stock for the purpose of establishing credit lines with the FHLB. The credit availability to the Bank on these credit lines is based on the amount of collateral pledged and limited by a percentage of the Bank’s total assets as reported on its most recent quarterly financial information submitted to the regulators. As of March 31, 2012, we had $67.7 million of FHLB advances outstanding and $33.1 million of letters of credit used in lieu of pledging securities to the State of Florida. Our unused borrowing capacity as of March 31, 2012, was approximately $19.9 million.

As of March 31, 2012, we had unfunded loan commitments of $0.4 million and unused lines and letters of credit totaling approximately $45.7 million. We believe the likelihood of these commitments either needing to be totally funded or funded at the same time is low. However, should significant funding requirements occur, the Bank has available borrowing capacity from various sources as discussed above.

As of March 31, 2012, our gross loan to deposit ratio was 79.8% compared to 78.7% at December 31, 2011. Management monitors and assesses the adequacy of our liquidity position on a daily and monthly basis to ensure that sufficient sources of liquidity are maintained and available. We believe that based on current forecasts, operating cash flows and available sources of liquidity will be sufficient to meet our operating needs, including planned capital expenditures for the next 12 to 18 months.

Major sources of increases and decreases in cash and cash equivalents were as follows for the three months ending March 31, 2012 and 2011 (in thousands):

	March 31, 2012	March 31, 2011
Provided by operating activities	$550	$997
Provided by investing activities	5,334	17,490
Used in financing activities	(33,136)	(13,905)

Net increase (decrease) in cash and cash equivalents	$(27,252)	$4,582

Operating Activities

Net cash provided by operating activities of continuing operations for the three months ended March 31, 2012, decreased $0.4 million compared to the same period in 2011. The decrease is mostly attributable to net period to period changes in key operating activities as follows: a decrease of $0.3 million from net loss, adjusted for non-cash items, a $0.1 million decrease in accrued interest receivable, a $0.2 million decrease in prepaid expenses and other assets, offset in part by a $0.2 million increase in accrued expenses and other liabilities

Investment Activities

For the three months ending March 31, 2012, cash of $5.3 million was provided by investing activities compared to $17.4 million during the 2011 period. The $12.1 million change reflects the following: $66.8 million related to the purchase of securities available for sale during the first three months of 2012 not repeated in 2011, $1.2 million related to the redemption of federal reserve bank stock in 2011 not repeated in 2012, offset in part by a $50.2 million change in proceeds from repayments of securities available for sale and $5.4 million related to the change in the net decrease in loans.

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

The following table sets forth the carrying amount of our investment portfolio, as of the periods indicated:

	($ in Thousands)
	Balance as of
	March 31, 2012	December 31, 2011
Fair value of investment in:
Mortgage backed securities	$160,040	$148,700
Mutual Funds	529	526

Total	$160,569	$149,226

Federal Reserve Bank stock	$1,429	$1,429

Federal Home Loan Bank stock	$4,600	$4,600

Financing Activities

The Bank’s primary source of funds is deposits. Deposits are provided by businesses, municipalities, and individuals located within the markets served by the Bank. For the three months ended March 31, 2012, we had net cash used in financing activities of $33.1 million compared to $13.9 million during the 2011 period. The primary drivers for the $19.2 million change were: (a) $9.2 million related to a change in deposits as deposits decreased by $33.2 million during the three month period ended March 31, 2012 compared to a decrease of $23.9 million during the 2011 period and, (b) a $10.0 million change in FHLB advances as $10.0 million in advances were received during the three months ended March 31, 2011 and none during the current three month period.

See table in above subsection titled “Net Interest Income” for a distribution by type of our deposit accounts.

Capital Resources

The assessment of capital adequacy depends on a number of factors such as asset quality, liquidity, earnings performance, changing competitive conditions and economic forces. We seek to maintain a strong capital base to support our business activities, to provide stability to current operations and to promote public confidence.

As of March 31, 2012 and December 31, 2011, we exceeded the levels of capital required in order to be considered “well capitalized” by the regulatory authorities. The basic measures of capitalization applied by the regulatory authorities are provided below as of March 31, 2012 and December 31, 2011, for the Company and the Bank:

	As of March 31, 2012	As of December 31, 2011	Minimum to be Well Capitalized
Total Risk Based Capital Ratio - Consolidated	11.28%	10.85%	N/A
Total Risk Based Capital Ratio - Bank	11.25%	10.79%	10.00%
Tier One Risk Based Capital Ratio - Consolidated	8.86%	8.47%	N/A

Tier One Risk Based Capital Ratio - Bank	9.96%	9.51%	6.00%
Tier One Leverage Ratio - Consolidated	5.68%	5.53%	N/A
Tier One Leverage Ratio - Bank	6.39%	6.21%	5.00%

Prior to the payment of dividends on our preferred stock issued under the U.S. Treasury Department’s Capital Purchase Program (CPP Dividends), we must request and be granted approval by the FRB. We have not paid dividends on our preferred stock for the last seven quarters as a result of our agreement with the FRB that we will not pay any cash dividends without prior approval from the FRB. At March 31, 2012, we had $1.8 million in unpaid dividends owing on our preferred stock. Since we have deferred seven quarterly dividend payments, the U.S. Treasury has the right to appoint two directors and/or observers to our Board of Directors until all accrued and unpaid dividends have been paid. As of March 31, 2012, no new directors or observers have been appointed by the U.S. Treasury.

Sale of Preferred Stock

During the second and third quarters of 2011 we issued a total of 5,257 shares of our Non-Cumulative Perpetual Series C Preferred Stock (“Series C Preferred Stock”) through a private placement offering, to accredited investors for an aggregate purchase price of $5.3 million in cash consideration, or $1,000 per share. Please see Note 7 to our March 31, 2012 Condensed Consolidated Financial Statements and PART II, Item 3 – Unregistered Sales of Equity Securities and Use of Proceeds, below, for a detailed discussion of our sale of preferred stock.

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

Off-Balance Sheet Arrangements.

We do not currently have any off-balance sheet arrangements, other than approved and unfunded loans and letters of credit to our customers in the ordinary course of business. Please see Note 4 to our March 31, 2012 Condensed Consolidated Financial Statements for further discussion

Critical Accounting Estimates.

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

Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized. The realization of deferred tax assets associated with the net operating loss carry forward, which expires in the years 2027, 2028, and 2029, as well as other deductible temporary differences is dependent upon generating sufficient future taxable income. In 2010, we determined that significant negative evidence existed that led us to conclude that it was more likely than not that we would not realize any portion of the deferred tax asset, and therefore placed a full valuation allowance on the deferred taxes. As of March 31, 2012, we have not changed our position and have a net deferred asset of zero. Please see “Critical Accounting Policies” of our Annual Report on Form 10-K for the year ended December 31, 2011, for a more detailed discussion of this item.

Other Than Temporary Impairment

Impairment of investment securities results in a write-down that must be reflected in operations when a market decline below cost is other-than-temporary. We regularly review each investment security for impairment based on criteria that include the extent to which cost exceeds market price, the duration of that market decline, the financial health of and specific prospects for the issuer(s) and our ability and intention with regard to holding the security to maturity. Please refer to Note 2 of our Condensed Consolidated Financial Statements for a more detailed discussion.

Recent Accounting Pronouncements.

The Financial Accounting Standards Board, the SEC, and other regulatory bodies have enacted new accounting pronouncements and standards that either have impacted our results in prior years presented, or may likely impact our results in 2012. Please refer to Note 11 in the Notes to our Condensed Consolidated Financial Statements for the period ended March 31, 2012.

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

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

There has not been any material change in the risk factor disclosure from that contained in the Company’s Annual Report on Form 10-K for the year ended December 31 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

During the second and third quarters of 2011 we issued a total of 5,257 shares of our Non-Cumulative Perpetual Series C Preferred Stock (“Series C Preferred Stock”) through a private placement offering, to accredited investors for an aggregate purchase price of $5.3 million in cash consideration, or $1,000 per share.

The Series C Preferred Stock has a conversion feature which allows it to be converted into shares of Common Stock. However, the Series C Preferred Stock may not be converted into shares of Common Stock prior to July 1, 2012, unless we close, prior to that date, a Qualified Private Offering. If we close a Qualified Private Offering prior to July 1, 2012, then the holders of our Series C Preferred Stock have agreed that they will convert at the closing of such offering all shares of Series C Preferred Stock owned by them into shares of Common Stock at a conversion price equal to the price per share at which the shares of Common Stock are sold in the Qualified Private Offering. If a Qualified Private Offering is not closed by us prior to July 1, 2012, then the conversion price and conversion rights for the shares of Series C Preferred Stock will remain as set forth in the Articles of Amendment to our Restated Articles of Incorporation.

The purchasers of the shares of Series C Preferred Stock also received a non-transferable stock purchase warrant (the “Warrant”) that is immediately exercisable for 1,250 shares of our common stock at $0.01 per share for each share of Series C Preferred Stock purchased. The Warrant must be exercised before March 31, 2012. As of March 31, 2012, all 5,257 of the warrants have been exercised resulting in the purchase of 6,571,250 shares of common stock

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Mine Safety Disclosure

None

Item 5.	Other Information.

None

Item 6.	Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Securities and Exchange Act Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities and Exchange Act Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, is formatted in Extensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets,

(ii) Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss)(Unaudited),

(iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited), (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 3rd day of May, 2012.

FLORIDA BANK GROUP, INC.

Date: May 3, 2012	By:	/S/ Gary J. Ward
Gary J. Ward, Chief Financial Officer, Executive Vice President